Form 10-K
period 1993-12-31
DAMSON BIRTCHER REALTY INCOME FUND II LTD PARTNERSHIP
filed 1994-03-30
CIK 773915

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                           -------------------------
                                   FORM 10-K

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                           OF THE SECURITIES EXCHANGE
                                  ACT OF 1934

For the fiscal year ended December 31, 1993    COMMISSION FILE NUMBER 0-14633


                     DAMSON/BIRTCHER REALTY INCOME FUND-II,
                              LIMITED PARTNERSHIP

             (Exact name of registrant as specified in its charter)

          Delaware                                               13-3294820
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                          Identification Number)

27611 La Paz Road, Laguna Niguel, California                       92656
  (Address of principal executive offices)                       (Zip Code)

                                 (714) 831-8031
                                 --------------
                        (Registrant's telephone number)


          Securities registered pursuant to Section 12(b) of the Act:

                                                      Name of each exchange
Title of each class                                    on which registered
- -------------------                                   ---------------------

        NONE                                                   NONE
        ----                                                   ----


          Securities registered pursuant to Section 12(g) of the Act:

                                      NONE
                                      ----

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months and (2) has been subject to such filing requirements for the past ninety days.

                               Yes  X      No
                                   ---        ----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to
this Form 10-K.                                                          [ ]

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's registration statement on Form S-11 (Commission File No. 2-99421), dated August 5, 1985, filed under the Securities Act of 1933 are incorporated by reference into PART IV of this report.

                     DAMSON/BIRTCHER REALTY INCOME FUND-II,
                              LIMITED PARTNERSHIP

        ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 1993


                                             INDEX

                                                                                                      Page
                                                                                                      ----
PART I

          Item 1.     Business   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         2
          Item 2.     Properties   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         3
          Item 3.     Legal Proceedings  . . . . . . . . . . . . . . . . . . . . . . . . . . . .         4
          Item 4.     Submission of Matters to a Vote of
                        Security Holders   . . . . . . . . . . . . . . . . . . . . . . . . . . .         4


PART II

          Item 5.     Market for the Registrant's Limited Partnership
                        Interests and Related Security Holder Matters  . . . . . . . . . . . . .         5
          Item 6.     Selected Financial Data  . . . . . . . . . . . . . . . . . . . . . . . . .         5
          Item 7.     Management's Discussion and Analysis of Financial
                        Condition and Results of Operations  . . . . . . . . . . . . . . . . . .         6
          Item 8.     Financial Statements and Supplementary Data  . . . . . . . . . . . . . . .       F-1
          Item 9.     Changes in and Disagreements with Accountants on
                        Accounting and Financial Disclosure  . . . . . . . . . . . . . . . . . .        11


PART III

          Item 10.    Directors and Executive Officers of the Registrant   . . . . . . . . . . .        11
          Item 11.    Executive Compensation   . . . . . . . . . . . . . . . . . . . . . . . . .        11
          Item 12.    Security Ownership of Certain Beneficial Owners
                        and Management   . . . . . . . . . . . . . . . . . . . . . . . . . . . .        12
          Item 13.    Certain Relationships and Related Transactions   . . . . . . . . . . . . .        12


PART IV

          Item 14.    Exhibits, Financial Statement Schedules and
                        Reports on Form 8-K  . . . . . . . . . . . . . . . . . . . . . . . . . .        12
            ---       Signatures   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        15

                     DAMSON/BIRTCHER REALTY INCOME FUND-II,
                               LIMITED PARTNERSHIP

                                     PART I

Item 1.         Business

Damson/Birtcher Realty Income Fund-II, Limited Partnership (the "Partnership") was formed on September 13, 1985, under the laws of the State of Delaware. The General Partner of the Partnership is Birtcher/Liquidity Properties, a general partnership, consisting of LF Special Fund I, L.P., a California limited partnership, and Birtcher Investors, a California limited partnership. The Partnership is engaged in the business of acquiring and operating existing income-producing office buildings, research and development facilities, shopping centers and other commercial or industrial properties as specified in its prospectus (Commission File No. 2-99421) dated September 27, 1985, as amended. See Item 2 for a description of the properties acquired by the Partnership.

The Partnership commenced operations on November 14, 1985. The closing for the final admission of Limited Partners to the Partnership occurred on June 19, 1986. Total limited partners' capital contributions through that date aggregated $52,588,000.

The Partnership acquired its properties entirely for cash, free and clear of mortgage indebtedness. However, the Partnership may incur mortgage indebtedness on its properties, primarily for the purpose of funding capital improvements to properties or obtaining financing proceeds for distribution to partners.

The Partnership's objectives in operating the properties are: (i) to make regular quarterly cash distributions to the Partners, of which a portion will be tax sheltered; (ii) to achieve capital appreciation over a holding period of at least five years; and (iii) to preserve and protect the Partnership's capital.

The Partnership derives most of its revenue from rental income. Both Iomega Corporation and Delta Dental Corporation represent significant portions of such income. Rental income from Iomega Corporation totaled $1,196,000 in 1993, $1,196,000 in 1992 and $1,140,000 in 1991, or approximately 29%, 30% and 28%, respectively, of the Partnership's total rental income. Rental income from Delta Dental Corporation totaled $629,000 in 1993, $645,000 in 1992 and $615,000 in 1991, or approximately 15%, 16% and 15%, respectively, of the Partnership's total rental income.

The Partnership's investments in real estate are subject to competition for tenants from similar types of properties in the vicinities in which they are located. The Partnership has no investments in real estate located outside the United States.

The Partnership has no employees and, accordingly, the General Partner and its affiliates perform services on behalf of the Partnership in connection with administering the affairs of the Partnership and operating the Partnership's properties. The General Partner and its affiliates receive compensation in connection with such activities. See Item 11 and Note 4 to the financial statements in Item 8 for a description of such charges.

                     DAMSON/BIRTCHER REALTY INCOME FUND-II,
                               LIMITED PARTNERSHIP

Item 2.  PROPERTIES



                                                                                              Number of
                                                                                    Net        Tenant      Percentage
                             Approximate                                         Rentable      Leases      Occupied
Name/Location/                Purchase                                            Area in       as of       as of
Date Acquired                  Price(1)             Description                    Sq. Ft.    12/13/93     12/31/93
- -------------------------------------------------------------------------------------------------------------------
Atrium Place                 $ 2,230,000      A single-story office building       23,970         8          45%
Arlington Heights, Illinois                   located on 1.74 acres of land.
December 19, 1985

Lakeland Industrial Park,      5,875,000      Nine one-story office/warehouse     209,840        14          84%
  Phases I-IV                                 buildings located on 11.27 acres
Milwaukee, Wisconsin                          of land.
December 19, 1985 and
November 25, 1986

Kennedy Corporate Center,      4,599,000      Three-story office building          39,933        12          97%
  Phase I                                     located on 2.8 acres of land.
Palatine, Illinois
January 8, 1986

Iomega/Northpointe Center      7,980,000      Seven industrial/office buildings   210,165         7         100%
Roy, Utah                                     located on 16.6 acres of land.
January 31, 1986

Ladera Shopping Center,        2,889,000      A neighborhood retail shopping       35,094         6         100%
  Phase II                                    center located on 3.8 acres of land.
Albuquerque, New Mexico
February 7, 1986

Creekridge Center             11,865,000      Two three-story office buildings     81,835        15          81%
Bloomington, Minnesota                        located on 5 acres of land.
September 23, 1986

Cooper Village                 4,789,000(2)   A single-story shopping center       59,978(2)     20          89%
Mesa, Arizona                                 located on 10.88 acres of land.
December 30, 1987 and
December 30, 1988
                             -----------                                          -------
TOTAL                        $40,227,000                                          660,815
                             ===========                                          =======

SEE NOTES TO TABLE ON THE FOLLOWING PAGE.

                     DAMSON/BIRTCHER REALTY INCOME FUND-II,
                               LIMITED PARTNERSHIP

Item 2.      PROPERTIES (Cont'd.)

NOTES TO TABLE ON THE PRECEDING PAGE

        (1) The purchase price does not include an allocable share of acquisition fees of $2,629,000 paid to the General Partner. Also, for certain properties, the purchase price has been reduced by cash received at acquisition under rental agreements for non-occupied space.

        (2) An interest in Cooper Village was acquired by the Partnership through a general partnership, Cooper Village Partners ("CV Partners") consisting of the Partnership and Real Estate Income Partners III, Limited Partnership, an affiliated limited partnership. At December 31, 1993, the Partnership had a 58% interest in CV Partners. (See Note 3 to financial statements in Item 8 for a further discussion of the Partnership's interest in CV Partners.) The amounts shown herein for approximate purchase price and net rentable square feet represent 58% of the respective amounts for CV Partners.

Item 3.      LEGAL PROCEEDINGS

The Partnership is not a party to any pending legal proceedings, other than ordinary routine litigation incidental to its business. It is the General Partner's belief that the outcome of these proceedings will not be material to the business or financial condition of the Partnership.

NASD Matter. In a matter not directly involving the Partnership or its General Partner, in 1991, the National Association of Securities Dealers, Inc. (the "Association") Business Conduct Committee for the Northern District of California initiated a complaint against a broker-dealer affiliate of LF Special Fund I, L.P. (a general partner of the General Partner of the Partnership), alleging violations of the Association's Rules of Fair Practice. Specifically, the complaint alleged that the affiliate (1) bought and sold limited partnership units (but not interests in the Partnership) in the secondary market, from or to unaffiliated parties, subject to mark-ups or mark-downs in excess of the Association's guidelines and (ii) failed to disclose the amount or existence of such mark-ups and mark-downs to buyers and sellers of limited partnership units. Brent Donaldson and Richard Wollack, executive officers of LF Special Fund I, L.P., were also named as respondents in the complaint in their capacities as principals of the affiliate. The complaint was settled as of January 3, 1992 on the following terms: the Association made findings, which were neither admitted nor denied, of violations by the affiliate and Mr. Donaldson of the Association's guidelines with respect to mark-ups or mark-downs, and of the failure by the affiliate (but not Mr. Donaldson) to disclose the amount of such mark-ups or mark-downs. Both allegations were dismissed as to Mr. Wollack. The settlement further provided that the affiliate would be censured and fined $125,000 and that Mr. Donaldson would be censured and fined $7,500.

Item 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

                     DAMSON/BIRTCHER REALTY INCOME FUND-II,
                               LIMITED PARTNERSHIP

                                    PART II


Item 5. MARKET FOR THE REGISTRANT'S LIMITED PARTNERSHIP INTERESTS AND RELATED SECURITY HOLDER MATTERS

There is no public market for the limited partnership interests and a market is not expected to develop as such limited partnership interests are not publicly traded or freely transferable.

As of February 28, 1994, the number of holders of the Partnership's interests is as follows:

                   General Partner                      1
                   Limited Partners                 7,186
                                                    -----
                                                    7,187
                                                    =====

The Partnership makes quarterly cash distributions to its partners out of distributable cash pursuant to the Partnership's Agreement of Limited Partnership. Distributable cash is generally paid 99% to the Limited Partners and 1% to the General Partner.

The Partnership has paid the following quarterly cash distributions to its Limited Partners:

CALENDAR
QUARTERS                 1989             1990            1991            1992            1993           1994
- --------------------------------------------------------------------------------------------------------------
First                    $973,000       $842,000         $524,000        $416,000       $420,000      $358,000
Second                    765,000        756,000          394,000         372,000        262,000             -
Third                     824,000        551,000          394,000         457,000        200,000             -
Fourth                    758,000        525,000          394,000         430,000        289,000             -

The Limited Partners and the General Partner are entitled to receive quarterly cash distributions, as available, in the future.

Item 6.         SELECTED FINANCIAL DATA

                                                                        YEAR ENDED DECEMBER 31,
                                         -------------------------------------------------------------------------------------
                                         1993               1992               1991               1990                1989
Total Revenues                           $4,181,000       $ 4,043,000         $ 4,173,000         $ 4,578,000      $ 5,407,000
                                         ==========       ===========         ===========         ===========      ===========

Net Income (Loss):
  General Partner                        $    5,000       $   (34,000)        $     2,000         $    10,000      $    20,000
  Limited Partners                          541,000        (3,343,000)            204,000           1,040,000        1,949,000
                                         ----------       ------------        -----------         -----------      -----------
                                         $  546,000       $(3,377,000)        $   206,000         $ 1,050,000      $ 1,969,000
                                         ==========       ===========         ===========         ===========      ===========
Total Distributions:
  General Partner                        $   12,000       $    17,000         $    17,000         $    27,000      $    33,000
                                         ==========       ===========         ===========         ===========      ===========

  Limited Partners                       $1,171,000       $ 1,675,000         $ 1,706,000         $ 2,674,000      $ 3,320,000
                                         ==========       ===========         ===========         ===========      ===========

                     DAMSON/BIRTCHER REALTY INCOME FUND-II,
                               LIMITED PARTNERSHIP

Item 6.         SELECTED FINANCIAL DATA (Cont'd.)



                                                                   DECEMBER 31,
                                        ---------------------------------------------------------------------------------------
                                           1993               1992               1991               1990                1989
                                        ---------------------------------------------------------------------------------------
Total Assets                            $32,737,000        $33,483,000        $38,516,000         $39,957,000      $41,688,000
                                        ===========        ===========        ===========         ===========      ===========


Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Capital Resources and Liquidity

The Partnership completed its acquisition program in December 1988 and is principally engaged in the operation of its properties. The Partnership intends to hold its properties as long-term investments, although properties may be sold at any time, depending upon the General Partner's judgment of the anticipated remaining economic benefits of continued ownership. That notwithstanding, the Information Statement, dated May 5, 1993, as described below, mandates that the General Partner shall seek a vote of the Limited Partner's no later than December 31, 1996, regarding prompt liquidation of the Partnership in the event that properties with appraised values as of January 1993 which constituted at least one-half of the aggregate appraised values of all Partnership properties as of January 1993, are not sold or under contract for sale by the end of 1996. Working capital is and will be principally provided from the operation of the Partnership's properties and the working capital reserve established for the properties. The Partnership may incur mortgage indebtedness relating to such properties by borrowing funds primarily to fund capital improvements or to obtain financing proceeds for distribution to the partners.

Distributions for the year ended December 31, 1993, represent net cash flow from operations of the Partnership's properties and interest earned on the temporary investment of working capital, reduced by current year capital reserve requirements. Future cash distributions will be made principally to the extent of cash flow attributable to the operations of the Partnership's properties after capital reserve requirements. See Item 5 for a description of the Partnership's distribution history.

Certain of the Partnership's properties are not fully leased. The Partnership is actively marketing the vacant space in these properties, subject to the competitive environment in each of the market areas. To the extent the Partnership is not successful in maintaining or increasing occupancy levels at these properties, the Partnership's future cash flow and distributions may be reduced.

On June 24, 1993, the Partnership completed its solicitation of written consents from its Limited Partners. A majority in interest of the Partnership's Limited Partners approved each of the proposals contained in the Information Statement, dated May 5, 1993. Those proposals have been implemented by amending the Partnership Agreement as contemplated by the Information Statement. The amendments include, among other things, the future payment of asset management and leasing fees to the General Partner and the elimination of the General Partner's residual interest and deferred leasing fees that were previously subordinated to return of the Limited Partners' 9% Preferential Return. See Item 8, Note 4 to the financial statements for discussion of fees paid to the General Partner for the year ended December 31, 1993.

                     DAMSON/BIRTCHER REALTY INCOME FUND-II,
                               LIMITED PARTNERSHIP


Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Cont'd.)

Results of Operations

Year Ended December 31, 1993

The increase in rental income for the year ended December 31, 1993, as compared to 1992, was attributable to several factors. At Kennedy, the expansion of two existing tenants (encompassing an aggregate 7,406 square feet), resulted in an increase in occupancy rate and an aggregate increase in rental income of $106,000. In addition, bad debt charge-offs of $72,000 were recorded in 1992, as a result of two tenant bankruptcies at Kennedy Corporate Center and Lakeland Industrial Park. These charge-offs had the effect of lowering 1992 revenue as compared to 1993. The aforementioned increases were partially offset by a decrease in rental income at Atrium Place, which resulted from the property's decrease in aggregate occupancy during 1993. The decreased occupancy (currently 45%) reduced rental income by $130,000, when compared to 1992.

Interest income resulted from the temporary investment of Partnership working capital. The decrease for the year ended December 31, 1993, as compared to 1992, was attributable to a reduced level of average working capital and a lower rate-of-return on short-term investments.

The decrease in operating expenses for the year ended December 31, 1993, as compared to 1992, was primarily attributable to the decrease in legal and professional services relating to a tenant dispute and real estate tax appeals at Creekridge and Kennedy Corporate Center. The aforementioned decreases were partially offset by an increase in utilities, cleaning and HVAC repairs at Lakeland Industrial Park.

The decrease in real estate taxes for the year ended December 31, 1993, as compared to 1992, was primarily attributable to a lower tax assessment at Atrium and Kennedy Corporate Center. The aforementioned decreases were partially offset by an increase in real estate tax expense at Creekridge. The increase was as a result of a $134,000 tax refund in 1992, which had the effect of lowering 1992 tax expense.

The decreases in depreciation expenses for the year ended December 31, 1993, as compared to 1992, were a result of a $3,850,000 adjustment to the carrying value of real estate assets during 1992. As part of this adjustment, the depreciable bases (buildings and improvements) of Atrium Place, Creekridge and Kennedy were reduced in December 1992, by $236,000, $2,822,000 and $370,000, respectively, with the remaining adjustment of $422,000 allocated to land.

General and administrative expenses for the year ended December 31, 1993 included charges of 423,000 from the General Partner and its affiliates for services rendered in connection with administering the affairs of the Partnership and operating the Partnership's properties. Also included in general and administrative expenses are direct charges of $414,000 relating to audit and tax preparation fees, annual appraisal fees, legal fees, insurance, costs incurred in providing information to the limited partners and other miscellaneous costs.

The increase in general and administrative expenses for the year ended December 31, 1993, as compared to 1992, was primarily attributable to the payment of asset management fees ($232,000) to the General Partner and its affiliates pursuant to the amended Partnership Agreement. In addition, legal and professional services, printing, postage and mailing expenses increased as a result of the Partnership's solicitation of the limited partners for the Information Statement.

The General Partner elected to terminate the Partnership's Property Management

                     DAMSON/BIRTCHER REALTY INCOME FUND-II,
                               LIMITED PARTNERSHIP

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Cont'd.)

Results of Operations (Cont'd.)

Year Ended December 31, 1993 (Cont'd.)

Agreement with Glenborough Management Corporation ("Glenborough") effective November 1, 1993. On that date, the General Partner caused the Partnership to enter a new property management agreement with Birtcher Properties, an affiliate of the General Partner. Pursuant to the Partnership Management Agreement, Birtcher Properties will act as the Partnership's exclusive agent to operate, rent, manage and maintain the Partnership's properties. In its capacity as property manager for the Partnership's properties, Birtcher Properties will perform substantially the same services that Glenborough performed during the previous two-year period at fees similar to (and not larger than) the fees it used to pay Glenborough, plus certain costs associated with property management, as before. The contract is terminable upon a minimum of 60 days' written notice by either party. As before, the General Partner will continue to oversee the day-to-day management of the Partnership.

Year Ended December 31, 1992

The decrease in rental income for the year ended December 31, 1992, as compared to 1991, was attributable to several factors. At Lakeland, three substantial tenants downsized and consolidated their operations at another site. The lost tenancy resulted in a net decrease to rental income of $312,000 for 1992. In addition, operating expense recoveries declined at Atrium Place by $92,000 due to the reconciliation of 1991 recoveries, a reduced real estate tax assessment and lower operating expenses incurred during 1992. The aforementioned decreases were partially offset by the substantial increase in occupancy from 44%, in September 1991, to the current level of 70% at Creekridge Center in Bloomington, Minnesota. The increase in occupancy at Creekridge Center resulted in $216,000 of additional rental income for 1992.

Interest income resulted from the temporary investment of Partnership working capital. The decrease for 1992 as compared to 1991, was attributable to a lower rate-of-return on short-term investments.

The decrease in operating expenses for the year ended December 31, 1992, as compared to 1991, was primarily attributable to an overall decrease in property management fees and related on-site expenses incurred during 1992. In addition, maintenance and repair expenses were lower at Iomega and Atrium Place in 1992. The aforementioned expense reductions were partially offset by increased legal fees incurred during 1992, as a result of tenant business failures, rent abatement, rental relief requests and bankruptcies associated with the national economic downturn.

The decrease in real estate taxes for the year ended December 31, 1992, as compared to 1991, was attributable to a successful tax appeal at Creekridge, which resulted in a $134,000 tax refund in 1992. The overall decrease was partially offset by increased tax assessments for Kennedy Corporate Center, Iomega and Ladera II Shopping Center during 1992.

General and administrative expenses for the year ended December 31, 1992, included charges of $224,000 from the General Partner and its affiliates for services rendered in connection with administering the affairs of the Partnership and operating the Partnership's properties. Also included in general and administrative expenses were direct charges of $298,000 relating to audit fees, tax preparation fees, legal fees, appraisal fees, business plans, insurance, costs incurred in providing information to the Limited Partners and other Item

                     DAMSON/BIRTCHER REALTY INCOME FUND-II,
                               LIMITED PARTNERSHIP

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Cont'd.)

Results of Operations (Cont'd.)

Year Ended December 31, 1992  (Cont'd.)

miscellaneous costs.

The decrease in general and administrative expenses for the year ended December 31, 1992, as compared to 1991, was primarily attributable to the payment of the $311,000 of previously deferred property management fees to an affiliate of the General Partner in 1991.

Investments in real estate reflect an adjustment to the carrying value of real estate assets of $3,850,000 for the year ended December 31, 1992. In May 1992, the General Partner obtained appraisals of the Partnership's properties from a qualified independent appraiser. Based upon these appraisals, management's intention to hold these real estate assets and current and anticipated market conditions, management estimated that three of the Partnership's properties, Atrium Place Office Building ($275,000), Creekridge Center ($3,150,000) and Kennedy Corporate Center-I ($425,000) have each experienced a permanent impairment of value as compared to their respective carrying values.

Year Ended December 31, 1991

The decrease in rental income for the year ended December 31, 1991, as compared to 1990, was primarily attributable to the reduced occupancy at Creekridge. In June 1990, Delta Dental Corporation was allowed to contract its office space (originally 42,303 square feet) in exchange for a lease buyout in the amount of $121,000 and a five-year lease extension of the remaining 26,043 square feet it occupied. The effect of Delta Dental's contraction was minimal for 1990, as a result of the lease buyout, however, the effect on 1991 rental income was a decrease of approximately $237,000. In addition, Springboard Software vacated upon its lease expiration in December 1990 (7,799 square feet) and First Union Mortgage (3,152 square feet) closed its Minneapolis office in April 1991. The impact on rental income amounted to respective reductions of approximately $106,000 and $41,000 for the year ended December 31, 1991. The aforementioned decreases at Creekridge were partially offset by scheduled Consumer Price Index increases at the Iomega/Northpointe Business Center.

Interest income resulted from the temporary investment of Partnership working capital. The decrease for the year ended December 31, 1991, as compared to 1990, was attributable to reduced working capital reserve levels and a lower rate-of-return on short-term investments.

The increase in operating expenses for the year ended December 31, 1991, as compared to 1990, was primarily attributable to higher miscellaneous building operating expenses during 1991.

The decrease in real estate taxes for the year ended December 31, 1991, as compared to 1990, was primarily attributable to a $68,000 real estate tax refund at Creekridge, which occurred during the fourth quarter of 1991. The overall decrease was partially offset by increases in tax rates at Atrium and Kennedy.

General and administrative expenses for the year ended December 31, 1991, included charges of $207,000 from the General Partner and its affiliates for services rendered in connection with administering the affairs of the Partnership and operating the Partnership's properties. Also included in general and administrative expenses were direct charges of $315,000 relating to audit fees, tax preparation fees, appraisal fees, insurance, costs incurred in providing information to the Limited Partners and other miscellaneous costs.

                     DAMSON/BIRTCHER REALTY INCOME FUND-II,
                               LIMITED PARTNERSHIP



Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Cont'd.)

Results of Operations (Cont'd.)

Year Ended December 31, 1991 (Cont'd.)

The increase in general and administrative expenses for the year ended December 31, 1991, as compared to 1990, was primarily attributable to the payment of the $311,000 of previously deferred property management fees due to an affiliate of the General Partner. In addition, legal fees and other professional services were incurred during 1991 in connection with the Partnership's strategic review.

                     DAMSON/BIRTCHER REALTY INCOME FUND-II,
                               LIMITED PARTNERSHIP

Item 8.         FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     INDEX TO FINANCIAL STATEMENTS, SCHEDULES AND SUPPLEMENTAL INFORMATION


                                                                                                          Page
                                                                                                          ----

Independent Auditors' Report  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        F-2


Financial Statements:

        Balance Sheets as of December 31, 1993 and 1992   . . . . . . . . . . . . . . . . . . . . .        F-3

        Statements of Operations for the Years Ended December 31, 1993,
        1992 and 1991   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        F-4

        Statements of Changes in Partners' Capital for the Years Ended
        December 31, 1993, 1992 and 1991  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        F-5

        Statements of Cash Flows for the Years Ended December 31, 1993,
        1992 and 1991   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        F-6

        Notes to Financial Statements   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        F-7

Schedules:

        XI - Real Estate and Accumulated Depreciation as of
        December 31, 1993   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       F-15


Information required by other schedules called for under Regulation S-X is either not applicable or is included in the financial statements.

                     DAMSON/BIRTCHER REALTY INCOME FUND-II,
                               LIMITED PARTNERSHIP

                          INDEPENDENT AUDITORS' REPORT


To Birtcher/Liquidity Properties, as General Partner of
Damson/Birtcher Realty Income Fund-II, Limited Partnership:




We have audited the financial statements of Damson/Birtcher Realty Income Fund-II, Limited Partnership as listed in the accompanying index. In connection with our audits of the financial statements, we also have audited the financial statement schedule as listed in the accompanying index. These financial statements and the financial statement schedule are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Damson/Birtcher Realty Income Fund-II, Limited Partnership as of December 31, 1993 and 1992, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 1993, in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.




                                                    KPMG Peat Marwick

Orange County, California
January 24, 1994, except as to
  Note 8, which is as of
  February 28, 1994

                     DAMSON/BIRTCHER REALTY INCOME FUND-II,
                               LIMITED PARTNERSHIP

                                 BALANCE SHEETS




                                                                                     DECEMBER 31,
                                                                         ------------------------------------
                                                                             1993                    1992
                                                                         ------------------------------------
ASSETS
- ------

Investments in real estate, net:
   Land                                                                  $ 3,593,000              $ 3,593,000
   Buildings and improvements                                             32,407,000               31,880,000
                                                                         ------------             ------------
                                                                          36,000,000               35,473,000

     Less accumulated depreciation                                        (9,742,000)              (8,570,000)
                                                                         ------------             ------------
                                                                          26,258,000               26,903,000

Investment in Cooper Village Partners                                      4,922,000                5,095,000
Cash and cash equivalents                                                  1,000,000                1,047,000
Accounts receivable (net of allowance for
   doubtful accounts of $23,000 in 1993
   and $19,000 in 1992)                                                       50,000                   86,000
Deferred rent receivable                                                     200,000                  152,000
Prepaid expenses and other assets                                            307,000                  200,000
                                                                         ------------             ------------

                                                                         $32,737,000              $33,483,000
                                                                         ===========              ===========

LIABILITIES AND PARTNERS' CAPITAL
- ---------------------------------

Accounts payable and accrued liabilities                                 $   690,000              $   786,000
Due to affiliates                                                                  -                   13,000
                                                                         ------------             ------------

   Total liabilities                                                         690,000                  799,000
                                                                         ------------             ------------

Commitments and contingencies                                                      -                        -

Partners' capital:
  Limited Partners                                                        32,179,000               32,809,000
  General Partner                                                           (132,000)                (125,000)
                                                                         ------------             ------------
                                                                          32,047,000               32,684,000
                                                                         ------------             ------------

                                                                         $32,737,000              $33,483,000
                                                                         ===========              ===========





The accompanying notes are an integral part of these financial statements.

                     DAMSON/BIRTCHER REALTY INCOME FUND-II,
                               LIMITED PARTNERSHIP


                            STATEMENTS OF OPERATIONS




                                                                          YEAR ENDED DECEMBER 31,
                                                               -----------------------------------------------
                                                               1993                1992                1991
                                                               -----------------------------------------------
REVENUES:
   Rental income                                               $4,132,000       $ 3,988,000         $4,094,000
   Interest and other income                                       49,000            55,000             79,000
                                                               ----------       ------------        ----------

     Total revenues                                             4,181,000         4,043,000          4,173,000
                                                               ----------       ------------        ----------

EXPENSES:
   Operating expenses                                           1,011,000         1,044,000          1,069,000
   Real estate taxes                                              715,000           814,000            884,000
   Depreciation and amortization                                1,229,000         1,371,000          1,366,000
   General and administrative                                     837,000           522,000            833,000
   Adjustment to carrying value of
     real estate                                                        -         3,850,000                  -
                                                               ----------       ------------        ----------

     Total expenses                                             3,792,000         7,601,000          4,152,000
                                                               ----------       ------------        ----------

Income (loss) before equity in earnings
  of Cooper Village Partners                                      389,000        (3,558,000)            21,000

Equity in earnings of
  Cooper Village Partners                                         157,000           181,000            185,000
                                                               ----------       ------------        ----------

NET INCOME (LOSS)                                              $  546,000       $(3,377,000)        $  206,000
                                                               ==========       ===========         ==========

NET INCOME (LOSS) ALLOCABLE TO:

   General Partner                                             $    5,000       $   (34,000)        $    2,000
                                                               ==========       ===========         ==========

   Limited Partners                                            $  541,000       $(3,343,000)        $  204,000
                                                               ==========       ===========         ==========





The accompanying notes are an integral part of these financial statements.

                     DAMSON/BIRTCHER REALTY INCOME FUND-II,
                               LIMITED PARTNERSHIP


                   STATEMENTS OF CHANGES IN PARTNERS' CAPITAL




                                                              GENERAL           LIMITED
                                                              PARTNER          PARTNERS              TOTAL
                                                           --------------------------------------------------
Balance, December 31, 1990                                  $ (59,000)       $39,329,000          $39,270,000

  Net income                                                    2,000            204,000              206,000
  Distributions                                               (17,000)        (1,706,000)          (1,723,000)
                                                            ----------       ------------         ------------


Balance, December 31, 1991                                    (74,000)        37,827,000           37,753,000

   Net loss                                                   (34,000)        (3,343,000)          (3,377,000)
   Distributions                                              (17,000)        (1,675,000)          (1,692,000)
                                                            ----------       ------------         ------------


Balance, December 31, 1992                                   (125,000)        32,809,000           32,684,000

  Net income                                                    5,000            541,000              546,000
  Distributions                                               (12,000)        (1,171,000)          (1,183,000)
                                                            ----------       ------------         ------------


Balance, December 31, 1993                                  $(132,000)       $32,179,000          $32,047,000
                                                            =========        ===========          ===========





The accompanying notes are an integral part of these financial statements.

                     DAMSON/BIRTCHER REALTY INCOME FUND-II,
                               LIMITED PARTNERSHIP


                            STATEMENTS OF CASH FLOWS




                                                                          YEAR ENDED DECEMBER 31,
                                                              -----------------------------------------------
                                                                 1993                1992             1991
                                                              -----------------------------------------------
Cash flows from operating activities:
Net income (loss)                                             $  546,000        $(3,377,000)       $  206,000
Adjustments to reconcile net income
   (loss) to net cash provided by
   operating activities:
   Depreciation and amortization                               1,229,000          1,371,000         1,366,000
   Equity in earnings of Cooper
     Village Partners                                           (157,000)          (181,000)         (185,000)
   Adjustment to carrying value of
     real estate                                                       -          3,850,000                 -
Changes in:
   Accounts receivable                                            36,000            (13,000)          (24,000)
   Deferred rent receivable                                      (48,000)           (76,000)          (76,000)
   Prepaid expenses and other assets                            (164,000)           (65,000)         (143,000)
   Accounts payable and accrued
     liabilities                                                 (96,000)            23,000            82,000
   Due to affiliates                                             (13,000)            13,000            (6,000)
                                                              -----------        -----------       -----------
Net cash provided by operating
   activities                                                  1,333,000          1,545,000         1,220,000
                                                              -----------        -----------       -----------

Cash flows from investing activities:
   Investments in real estate                                   (527,000)          (171,000)         (210,000)
   Distributions received from
    Cooper Village Partners                                      330,000            336,000           316,000
                                                              -----------        -----------       -----------

Net cash provided by (used in)
 investing activities                                           (197,000)           165,000           106,000
                                                              -----------        -----------       ----------

Cash flows from financing activities:
   Distributions                                              (1,183,000)        (1,692,000)       (1,723,000)
                                                              -----------        -----------       -----------

Net increase (decrease) in cash and
   cash equivalents                                              (47,000)            18,000          (397,000)

Cash and cash equivalents, beginning
   of year                                                     1,047,000          1,029,000         1,426,000
                                                              -----------        -----------       -----------

Cash and cash equivalents, end of year                        $1,000,000         $1,047,000        $1,029,000
                                                              ==========         ==========        ==========





The accompanying notes are an integral part of these financial statements.

                     DAMSON/BIRTCHER REALTY INCOME FUND-II,
                              LIMITED PARTNERSHIP




NOTES TO FINANCIAL STATEMENTS

(1)     Organization and Operations

        Damson/Birtcher Realty Income Fund-II, Limited Partnership (the "Partnership") is a limited partnership formed on September 13, 1985, under the laws of the State of Delaware for the purpose of acquiring and operating income-producing retail, commercial and industrial properties. The General Partner of the Partnership is Birtcher/Liquidity Properties, a general partnership consisting of LF Special Fund I, L.P. ("LF-I"), a California limited partnership and Birtcher Investors, a California limited partnership. Birtcher Investors, or its affiliates, provides day-to-day administration, supervision and management of the Partnership and its properties.

        In January 1993, the General Partner filed an information statement with the Securities and Exchange Commission seeking consent of the Limited Partners to amend the Partnership Agreement. On June 24, 1993, the Partnership completed its solicitation of written consent from its Limited Partners. A majority in interest of the Partnership's Limited Partners approved each of the proposals contained in the Information Statements, dated May 5, 1993. Those proposals have been implemented by the Partnership as contemplated by the Information Statement as amendments to the Partnership Agreement, and are reflected in these financial statements as such.

        The amendment modifies the Partnership Agreement to eliminate the General Partner's 10% subordinated interest in distributions of Distributable Cash (net cash from operations) and to reduce its subordinated interest in such distributions from 10% currently to 1%. The amendment also modifies the Partnership Agreement to eliminate the General Partner's 10% subordinated interest in Sale or Financing Proceeds (net cash from sale or financing of Partnership property) and to reduce its subordinated interest in such proceeds from 15% currently to 1%. In lieu thereof, the Partnership Agreement now provides for the Partnership's payment to the General Partner of an annual asset management fee equal initially to .75% of the aggregate appraised value of the Partnership's properties. The portfolio was appraised at an aggregate value of approximately $34,965,000 which includes the Partnership's interest in Cooper Village Partners which was appraised at $4,060,000 as of January 1, 1993. The factor used to calculate the annual asset management fee will be reduced by .10% (e.g., from .75% in 1996 to .65% in 1997) each year beginning after December 31, 1996.

        The amendment modifies the Partnership Agreement to eliminate the subordination provisions with respect to future property disposition fees payable under that section and authorizes payment to the General Partner and its affiliates of the foregoing property disposition fees as earned. The fees will not be subordinated to the return to the Limited Partners Preferred Return and Adjusted Invested Capital or any other amount. The disposition fees will be paid to the General Partner or its affiliates in an amount equal to 50% of the competitive real estate brokerage commission that would be charged by unaffiliated third parties providing comparable services in the area in which a property is located, but in no event more than three percent of the gross sale price of the property, and is to be reduced by the amount by which any brokerage or similar commissions paid to any unaffiliated third parties in connection with the sale of the property exceed three percent of the gross sale price. This amount is not payable, unless and to the extent that the sale price of the property in question, net of any other brokerage commissions (but not other costs of sale), exceeds the appraised value of the property as of January 1, 1993.

                     DAMSON/BIRTCHER REALTY INCOME FUND-II,
                              LIMITED PARTNERSHIP




NOTES TO FINANCIAL STATEMENTS (Cont'd.)

(1)     Organization and Operations (Cont'd.)

        The amendment states that the Partnership is no longer authorized to pay the General Partner or its affiliates any insurance commission or any property financing fees. No such commission or fees have been paid or accrued by the Partnership since its inception.

        The amendment modifies the provisions of the Partnership Agreement regarding allocations of Partnership income, gain and other tax items between the General Partner and the Limited Partners primarily to conform to the changes in the General Partner's interest in distributions of Distributable Cash and Sale or Financing Proceeds effected by the amendment. It is not anticipated that the adoption and implementation of the amendment will have any material adverse effect on future allocations of income, gain, loss or other tax items to the Limited Partners. However, if any of the Partnership's properties are sold for a gain, a special allocation to the General Partner would have the effect of reducing the amount of Sale or Financing Proceeds otherwise distributable to the Limited Partners and correspondingly increasing the amount of such distributions to be retained by the General Partner. The amount of such distributions to be affected would be approximately equal to any deficit balance in the General Partner's capital account in the Partnership at the time of the allocation.

        The Limited Partners have certain priorities in the allocation of cash distributions by the Partnership. Out of each distribution of net cash, the Limited Partners generally have certain preferential rights to receive payments that, together with all previous payments to them, would provide an overall 9% per annum (cumulative non-compounded) return (a "9% Preferential Return") on their investment in the Partnership. Any distributions not equaling this 9% Preferential Return in any quarter are to be made up in subsequent periods if and to the extent distributable cash is available.

        Distributable cash from operations is paid out each quarter in the following manner: 99% to the Limited Partners and 1% to the General Partner. These payments are made each quarter to the extent that there is sufficient distributable cash available.

        Sale or financing proceeds are to be distributed, to the extent available, as follows: (i) to the Limited Partners until all cash distributions to them amount to a 9% Preferential Return on their investment cumulatively from the date of their admission to the Partnership, (ii) then to the Limited Partners in an amount equal to their investment; and (iii) the remainder, 99% to Limited Partners and 1% to the General Partner.

        The unpaid 9% Preferential Return to the limited partners' aggregates $18,142,000 as of December 31, 1993. Income or loss for financial statement purposes is allocated 99% to the Limited Partners and 1% to the General Partner.

        The amendment modifies the Partnership Agreement so as to restrict the Partnership from entering into a future "Reorganization Transaction" (as defined in the Amendment) sponsored by the General Partner or any of its affiliates unless such transaction is approved by a "supermajority" of at least 80% in interest of the Limited Partners and the General Partner. The amendment also prohibits the modification of this restriction on Reorganization Transactions without the approval of at least 80% in interest of the Limited Partners.

                     DAMSON/BIRTCHER REALTY INCOME FUND-II,
                              LIMITED PARTNERSHIP




NOTES TO FINANCIAL STATEMENTS (Cont'd.)

(1)     Organization and Operations (Cont'd.)

        The Partnership's original investment objectives contemplated that it would hold its properties for a period of at least five years, with decisions about the actual timing of property sales or other dispositions to be left to the General Partner's discretion based on the anticipated remaining economic benefits of continued ownership and other factors. Although the current market for real estate is depressed, the General Partner is committed to selling the Partnership's properties as soon asreasonably practicable. To that end, the amendment mandates that the General Partner seek a vote of the Limited Partners no later than December 31, 1996 regarding the prompt liquidation of the Partnership in the event that properties with appraised values as of January 1993 which constituted at least one-half of the aggregate appraised value of all Partnership properties as of January 1993 are not sold or under contract for sale by the end of 1996. In conjunction with the vote, the General Partner will provide an analysis and recommendation regarding the advisability of liquidating the Partnership.

(2)     Summary of Significant Accounting Policies

        Carrying Value of Real Estate

        Provision is made for impairment loss if the General Partner determines that the loss is other than temporary. In 1992, the General Partner obtained third party appraisals on the Partnership's properties as required by the Partnership Agreement. These appraisals indicated that certain of the Partnership's properties had market values below their then-current net book value. Management estimated that Atrium Place, Creekridge Center and Kennedy Corporate Center-I each experienced an impairment to their value, as compared to their respective carrying values at December 31, 1992. This determination was based upon the independent appraisals provided in May 1992, and management's interpretation of then-current and anticipated market conditions for these respective properties. The aggregate adjustment resulting from management's estimate amounted to $3,850,000. At December 31, 1993, the General Partner estimated that no additional adjustment was required.

        Cash and Cash Equivalents

        The Partnership invests its excess cash balances in short-term investments (cash equivalents). These investments are stated at cost, which approximates market, and consist of money market, certificates of deposit and other non-equity-type cash investments. Cash equivalents outstanding at December 31, 1993 and 1992, totaled $926,000 and $941,000, respectively. Cash equivalents are defined as temporary non-equity investments with original maturities of three months or less, which can be readily converted into cash and are not subject to changes in market value.

        Depreciation

        Depreciation expense is computed using the straight-line method. Rates used in the determination of depreciation are based upon the following estimated useful lives:

                                                        Years
                                                      ---------
                Buildings                                30
                Building improvements                  3 to 30

                     DAMSON/BIRTCHER REALTY INCOME FUND-II,
                              LIMITED PARTNERSHIP




NOTES TO FINANCIAL STATEMENTS (Cont'd.)

(2)     Summary of Significant Accounting Policies (Cont'd.)

        Depreciation (Cont'd.)

        Maintenance and repairs are charged to expense when incurred. Maintenance and repairs aggregated $138,000, $139,000 and $129,000 for the years ended December 31, 1993, 1992 and 1991, respectively.

        Revenue Recognition

        Rental income pertaining to operating lease agreements which specify scheduled rent increases or free rent periods, is recognized on a straight-line basis over the period of the related lease agreement. Rental concessions treated as rental income during the years ended December 31, 1993, 1992 and 1991 amounted to $48,000, $76,000 and
        $76,000, respectively.

        Income Taxes

        Income taxes are not levied at the Partnership level, but rather on the individual partners; therefore, no provision or liability for Federal and State income taxes has been reflected in the accompanying financial statements. The tax returns, the qualification of the Partnership as such for tax purposes, and the amount of the Partnership's income or loss are subject to examination by Federal and State taxing authorities. If such examinations result in changes with respect to the Partnership's qualification or in changes to the Partnership's income or loss, the tax liability of the Partners could be changed accordingly.

        Following are the Partnership's assets and liabilities as determined in accordance with generally accepted accounting principles ("GAAP") and for federal income tax reporting purposes at December 31:

                                   1993                           1992
                        GAAP Basis     Tax Basis       GAAP Basis      Tax Basis
        --------------------------------------------------------------------------
        Total Assets    $32,737,000    $39,811,000     $33,483,000     $40,558,000
        Total
          Liabilities   $   690,000    $   690,000     $   799,000     $   799,000

        Following are the differences between the financial statements and tax return income:

                                          1993          1992           1991
        --------------------------------------------------------------------------
       Net income (loss) per
        Financial Statements           $546,000    $(3,377,000)      $206,000
       Adjustment to carrying value
        of real estate                     -         3,850,000           -
       Depreciation differences on
        investments in real estate     (328,000)      (251,000)      (353,000)
       Other                             89,000        (65,000)       193,000
        ---------------------------------------------------------------------------
        Taxable income per Federal
          tax return                   $307,000    $   157,000       $ 46,000
        ---------------------------------------------------------------------------

                     DAMSON/BIRTCHER REALTY INCOME FUND-II,
                              LIMITED PARTNERSHIP




NOTES TO FINANCIAL STATEMENTS (Cont'd)

(2)     Summary of Significant Accounting Policies (Cont'd.)

        Significant Customers

        Rental income from Iomega Corporation totaled $1,196,000 in 1993, $1,196,000 in 1992 and $1,140,000 in 1991, or approximately 29%, 30%
        and 28%, respectively, of the Partnership's total rental income. Rental income from Delta Dental Corporation totaled $629,000 in 1993, $645,000 in 1992, $615,000 in 1991, or approximately 15%, 16% and 15%, respectively, of the Partnership's total rental income.

        Earnings Per Unit

        The Partnership Agreement does not designate investment interests in units. All investment interests are calculated on a "percent of Partnership" basis, in part to accommodate reduced rates on sales commissions for subscriptions in excess of certain specified amounts.

        A Limited Partner who was charged a reduced sales commission or no sales commission was credited with proportionately larger Invested Capital and therefore had a disproportionately greater interest in the capital and revenues of the Partnership than a Limited Partner who paid commissions at a higher rate. As a result, the Partnership has no set unit value as all accounting, investor reporting and tax information is based upon each investor's relative percentage of Invested Capital. Accordingly, earnings or loss per unit is not presented in the accompanying financial statements.

        Investment in Cooper Village

        The Partnership uses the equity method of accounting to account for its investment in Cooper Village Partners inasmuch as control of Cooper Village Partners is shared jointly between the Partnership and Real Estate Income Partners III, Limited Partnership. The accounting policies of Cooper Village Partners are consistent with those of the Partnership.

        Reclassifications

        Certain reclassifications have been made to conform prior year amounts to the 1993 presentation.

(3)     Investment in Cooper Village Partners

        During 1987 and 1988, Cooper Village Partners ("CV Partners"), a California general partnership consisting of the Partnership and Real Estate Income Partners III, Limited Partnership, an affiliated limited partnership ("Fund III"), acquired Cooper Village. In connection therewith, the Partnership and Fund-III contributed capital contributions of $5,937,000 (58%) and $4,300,000 (42%), respectively, and share in the profits, losses and distributions of CV Partners in proportion to their respective ownership interests.

                     DAMSON/BIRTCHER REALTY INCOME FUND-II,
                              LIMITED PARTNERSHIP




NOTES TO FINANCIAL STATEMENTS (Cont'd.)

(3)     Investment in Cooper Village Partners (Cont'd.)

        Condensed summary financial information for CV Partners is presented below.

                                                                                    DECEMBER 31,
                                                                         ------------------------------------
                                                                           1993                      1992
                                                                         ------------------------------------
                 Land, Buildings and
                   Equipment (net)                                       $8,141,000                $8,274,000
                 Cash and Other Assets                                      523,000                   709,000
                                                                         ----------                ----------

                   Total Assets                                          $8,664,000                $8,983,000
                                                                         ==========                ==========
                 Accounts Payable and
                   Accrued Liabilities                                   $   81,000                $  101,000
                 Partners' Capital                                        8,583,000                 8,882,000
                                                                         ----------                ----------
                   Total Liabilities and
                     Partners' Capital                                   $8,664,000                $8,983,000
                                                                         ==========                ==========



                                                                        YEAR ENDED DECEMBER 31,
                                                            -----------------------------------------------
                                                                1993              1992              1991
                                                            -----------------------------------------------
         Rental and Other Income                             $ 989,000        $  915,000          $ 918,000
         Operating and Other Expenses                         (465,000)         (361,000)          (364,000)
         Depreciation and Amortization                        (252,000)         (241,000)          (235,000)
                                                             ---------        ----------          ----------

         Net Income                                          $ 272,000        $  313,000          $ 319,000
                                                             =========        ==========          =========

                     DAMSON/BIRTCHER REALTY INCOME FUND-II,
                              LIMITED PARTNERSHIP




NOTES TO FINANCIAL STATEMENTS (Cont'd.)

(4)      Transactions with Affiliates

         The Partnership has no employees and, accordingly, the General Partner and its affiliates perform services on behalf of the Partnership in connection with administering the affairs of the Partnership. The General Partner and affiliates are reimbursed for their general and administrative costs actually incurred and associated with services performed on behalf of the Partnership. For the years ended December 31, 1993, 1992 and 1991, the Partnership was charged with approximately $150,000, $165,000 and $156,000, respectively, of such expenses.

         An affiliate of the General Partner provided property management services with respect to the Partnership's properties through October 31, 1991. Subsequent to that date, the Partnership contracted with an unaffiliated third party to perform these services. On November 1, 1993, the General Partner elected to terminate the Partnership's property management agreements with this unaffiliated third party. On that date, the General Partner entered into new property management agreements with Birtcher Properties, an affiliate of the General Partner. The new contracts encompass terms at least as favorable to the Partnership as the terminated contracts with the unaffiliated third party and are terminable by the Partnership upon 60 days' written notice to Birtcher Properties. Fees paid to the General Partner's affiliate for property management services in 1993 and 1991 were not to exceed 6% of the gross receipts from the properties under management, provided that leasing services were performed, otherwise not to exceed 3%. Such fees amounted to approximately $29,000 in 1993 and $116,000 in 1991. Additionally in 1991, the Partnership paid $311,000 of previously deferred leasing fees related to leasing services that the General Partner had elected to defer from the inception of the Partnership through 1990. Such fees paid on a current basis amounted to $41,000, $59,000 and $51,000 for the years ended December 31, 1993, 1992 and 1991, respectively. Those fees have been recorded in general and administrative expenses in the accompanying statements of operations for the years ended December 31, 1993, 1992 and 1991. As reimbursement of costs for on-site property management personnel and other related costs, an affiliate of the General Partner received $19,000 in 1993 and $99,000 in 1991.

         The amended Partnership Agreement provides for the Partnership's payment to the General Partner of an annual asset management fee equal to .75% of the aggregate appraised value of the Partnership's properties as determined by independent appraisal undertaken in January of each year. Such fees for the year ended December 31, 1993, amounted to $232,000. In addition to the aforementioned, the General Partner was also paid $30,000, related to the Partnership's portion (58%) of asset management fees for Cooper Village Partners for the year ended December 31, 1993.

(5)      Commitments and Contingencies

         Litigation

         The Partnership is not a party to any pending legal proceedings other than ordinary routine litigation incidental to its business. It is the General Partner's belief that the outcome of these proceedings will not be material to the business or financial condition of the Partnership.

                     DAMSON/BIRTCHER REALTY INCOME FUND-II,
                              LIMITED PARTNERSHIP




NOTES TO FINANCIAL STATEMENTS (Cont'd.)

(5)      Commitments and Contingencies (Cont'd.)

         Future Minimum Annual Rentals

         The Partnership has determined that all leases which had been executed as of December 31, 1993, are properly classified as operating leases for financial reporting purposes. Future minimum annual rental income to be received under such leases as of December 31, 1993, is as follows:

                               Year Ending December 31,
                               ------------------------
                                         1994                              $2,801,000
                                         1995                               2,248,000
                                         1996                               1,398,000
                                         1997                                 997,000
                                         1998                                 921,000
                                      Thereafter                              583,000
                                                                           ----------
                                                                           $8,948,000
                                                                           ==========

        Certain of these leases also provide for, among other things: tenant reimbursements to the Partnership of certain operating expenses; payments of additional rents in amounts equal to a set percentage of the tenant's annual revenue in excess of specified levels; and escalations in annual rents based upon the Consumer Price Index.

(6)     Accounts Payable and Accrued Liabilities

        Accounts payable and accrued liabilities consist of the following:



                                                               DECEMBER 31,
                                                         --------------------------
                                                           1993              1992
                                                         --------------------------
        Real estate taxes                                 $465,000        $555,000
        Security deposits                                  147,000         121,000
        Accounts payable and other                          78,000         110,000
                                                          --------        --------
                                                          $690,000        $786,000
                                                          ========        =========

(7)     Allowance for Doubtful Accounts



                                                                      YEAR ENDED DECEMBER 31,
                                                               ------------------------------------------
                                                                 1993            1992              1991
                                                               ------------------------------------------
         Balance at beginning of year                          $19,000         $ 33,000          $ 10,000
         Additions                                               9,000           72,000            36,000
         Writeoffs                                              (5,000)         (86,000)          (13,000)
                                                               -------         ---------         ---------
         Balance at end of year                                $23,000         $ 19,000          $ 33,000
                                                               =======         ========          ========

(8)      Subsequent Event

         On February 28, 1994, the Partnership made an aggregate cash distribution of $358,000 to its limited partners.

                     DAMSON/BIRTCHER REALTY INCOME FUND-II,
                              LIMITED PARTNERSHIP

                                  SCHEDULE XI
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                            AS OF DECEMBER 31, 1993
                             (AMOUNTS IN THOUSANDS)

      COL. A                           COL. C                         COL. D                               COL. E
      ------                           ------                         ------                               ------

                                                                 COSTS CAPITALIZED
                                     INITIAL COST                   SUBSEQUENT                     GROSS AMOUNT AT WHICH
                                  TO PARTNERSHIP(c)             TO THE ACQUISITION              CARRIED AT CLOSE OF PERIOD (b)
                               -----------------------      --------------------------      -------------------------------------

                                         BUILDINGS AND                        CARRYING               BUILDINGS AND
DESCRIPTION (A)                LAND      IMPROVEMENTS       IMPROVEMENTS        COSTS       LAND      IMPROVEMENTS      TOTAL (d)
- ----------------------------------------------------------------------------------------------------------------------------------
Atrium Place
Arlington Heights, IL         $  332         $ 2,040           $  478        $  (275)     $  292          $ 2,283         $ 2,575

Lakeland Industrial Park
Milwaukee, WI                    270           5,973            1,030            (41)        268            6,964            7232

Kennedy Corporate Center
Palatine, IL                     641           4.252              568           (524)        574            4,363           4,937

Iomega/Northpointe
  Business Center
Roy, UT                          672           7,834               92               -        672            7,926           8,598

Ladera Shopping Center,
  Phase II
Albuquerque, NM                  829           2,241               83            (22)        821            2,310           3,131

Creekridge Center
Bloomington, MN                1,312          11,304              287         (3,376)        966            8,561           9,527
                              ------         -------           ------        --------     ------          -------         -------


TOTAL                         $4,056         $33,644           $2,538        $(4,238)     $3,593          $32,407         $36,000
                              ======         =======           ======        =======      ======          =======         =======

    COL. A                       COL. F         COL. H            COL. I
    ------                      ------         ------            ------

                              ACCUMULATED
                              DEPRECIATION       DATE          DEPRECIABLE
DESCRIPTION (A)                   (d)          ACQUIRED          LIFE (e)
- ----------------------------------------------------------------------------
Atrium Place
Arlington Heights, IL             $  911        12/19/85         30 years

Lakeland Industrial Park
Milwaukee, WI                      1,884        12/19/85         30 years
                                                   and
                                                11/25/86

Kennedy Corporate Center
Palatine, IL                       1,521        01/08/86         30 years

Iomega/Northpointe
  Business Center
Roy, UT                            2,153        01/31/86         30 years

Ladera Shopping Center,
  Phase II
Albuquerque, NM                      597        02/07/86         30 years

Creekridge Center
Bloomington, MN                    2,676        09/23/86         30 years
                                  ------
TOTAL                             $9,742
                                  ======

NOTE:  Columns B and G are either none or are not applicable.

See notes to table on following page.

                     DAMSON/BIRTCHER REALTY INCOME FUND-II,
                              LIMITED PARTNERSHIP




NOTES TO SCHEDULE XI

(a) For a description of the properties, see "Item 2. Properties." This schedule does not include the investment in Cooper Village Partners which is accounted for under the equity method of accounting.

(b) Investments in real estate reflect the adjustment to the carrying value of real estate assets of $3,850,000 for the year ended December 31, 1992. In May 1992, the General Partner obtained appraisals of the Partnership's properties from a qualified independent appraiser. Based upon these appraisals, management's intention to hold these real estate assets and current and anticipated market conditions, management has estimated that three of the Partnership's properties, Atrium Place Office Building ($275,000), Creekridge Center, ($3,150,000) and Kennedy Corporate Center-I ($425,000) have each experienced a permanent impairment of value as compared to their respective carrying values.

        The aggregate cost of land, buildings and improvements for Federal income tax purposes (unaudited) was $40,457,000 as of December 31, 1993. The differences between the aggregate cost of land, buildings and improvements for tax reporting purposes as compared to financial reporting purposes are primarily attributable to: 1) amounts received under rental agreements for non-occupied space, which were recorded as income for tax reporting purposes but were recorded as a reduction of the corresponding property basis for financial reporting purposes, and;
        2) the adjustment to the carrying value of real estate which was recorded as a reduction of the corresponding property basis for financial statement purposes and has no effect for tax reporting purposes.

(c) The initial cost to the Partnership includes acquisition fees paid to the General Partner.

(d)                      RECONCILIATION OF REAL ESTATE


                                                                          DECEMBER 31,
                                                      ----------------------------------------------------
                                                          1993                1992                  1991
                                                      ----------------------------------------------------
Balance at beginning of year                          $35,473,000          $ 39,152,000         $38,942,000
  Additions during the year:
    Improvements                                          527,000               171,000             210,000
  Reductions during the year:
    Adjustment to the carrying
    value of real estate                                       -             (3,850,000)                  -
                                                      -----------          ------------         -----------

Balance at end of year                                $36,000,000          $ 35,473,000         $39,152,000
                                                      ===========          ============         ===========

                     DAMSON/BIRTCHER REALTY INCOME FUND-II,
                              LIMITED PARTNERSHIP




NOTES TO SCHEDULE XI (Cont'd.)

                   RECONCILIATION OF ACCUMULATED DEPRECIATION



                                                                        DECEMBER 31,
                                                        -----------------------------------------------
                                                         1993               1992                1991
                                                        -----------------------------------------------
Balance at beginning of year                            $8,570,000         $7,241,000         $5,905,000
Depreciation expense                                     1,172,000          1,329,000          1,336,000
                                                        ----------         ----------         ----------
Balance at end of year                                  $9,742,000         $8,570,000         $7,241,000
                                                        ==========         ==========         ==========

(e) Depreciation expense is computed based upon the following estimated useful lives:

                                                                  Years
                                                                ---------
                         Buildings                                 30
                         Building improvements                   3 to 30

                     DAMSON/BIRTCHER REALTY INCOME FUND-II,
                              LIMITED PARTNERSHIP




Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III


Item 10.         DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The Partnership and the General Partner have no directors or executive officers. The General Partner of the Partnership is Birtcher/Liquidity Properties, a California general partnership of which Birtcher Investors, a California limited partnership, and LF Special Fund I, L.P., a California limited partnership, are the general partners. Under the terms of the Partnership Agreement, Birtcher Investors is responsible for the day-to-day management of the Partnership's assets.

The general partner of LF Special Fund I, L.P., is Liquidity Fund Asset Management, Inc., a California corporation affiliated with Liquidity Financial Group, L.P. The principals and officers of Liquidity Fund Asset Management, Inc. are as follows:

                 Richard G. Wollack, Chairman of the Board
                 Brent R. Donaldson, President
                 Deborah M. Richard, Chief Financial Officer

The general partner of Birtcher Investors is Birtcher Investments, a California general partnership. Birtcher Investments' general partner is Birtcher Limited, a California limited partnership and its general partner is BREICORP, a California corporation. The principals and relevant officers of BREICORP are as follows:

                 Ronald E. Birtcher, Co-Chairman of the Board
                 Arthur B. Birtcher, Co-Chairman of the Board
                 Robert M. Anderson, Executive Director


Item 11.         EXECUTIVE COMPENSATION

The following table sets forth the fees, compensation and other expense reimbursements paid to the General Partner and its affiliates in all capacities for each fiscal year in the three-year period ended December 31, 1993.

                     DAMSON/BIRTCHER REALTY INCOME FUND-II,
                              LIMITED PARTNERSHIP




Item 11.         EXECUTIVE COMPENSATION (Cont'd.)



                                                                   YEAR ENDED DECEMBER 31,
                                                          ---------------------------------------------
                                                           1993               1992                1991
                                                          ---------------------------------------------
General Partner's 1% share of
  distributable cash                                      $ 12,000           $ 17,000           $ 17,000
Asset management fees                                      232,000                  -                  -
Property management fees(1)                                 29,000                  -            116,000
Property management expense
  reimbursements(1)                                         19,000                  -             99,000
Other expense reimbursements                               150,000            165,000            156,000
Leasing fee(2)                                              41,000             59,000             51,000
                                                          --------           --------           --------

TOTAL                                                     $483,000           $241,000           $439,000
                                                          ========           ========           ========

______________

(1) The General Partner did not provide property management services to the Partnership's properties from November 1, 1991 through October 31, 1993 and, consequently, the General Partner did not receive any similar compensation during the fiscal year ended December 31, 1992.

(2) Additionally in 1991, the Partnership paid $311,000 of previously deferred property management fees related to leasing services that the General Partner had elected to defer from the inception of the Partnership through 1990.


Item 12.         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

As of January 31, 1994, there was no entity or individual holding more than 5% of the limited partnership interests of the Registrant.


Item 13.         CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

For information concerning transactions to which the Registrant was or is to be a party in which the General Partner or its affiliates had or are to have a direct or indirect interest, see Notes 1, 3, 4 and 8 to the Financial Statements in Item 8, which information is incorporated herein by reference.


                                    PART IV
Item 14.         EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM
                 8-K

a)      1. and 2.  Financial Statements and Financial Statements Schedules:

        See accompanying Index to Financial Statements, Schedules and Supplemental Information to Item 8, which information is incorporated herein by reference.

                     DAMSON/BIRTCHER REALTY INCOME FUND-II,
                              LIMITED PARTNERSHIP




Item 14.         EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM
                 8-K (Cont'd.)

                 3.      Exhibits:

                         Articles of Incorporation and Bylaws

                         (a)       Agreement of Limited Partnership
                                   incorporated by reference to Exhibit No. 3.1 to the Partnership's registration statement on Form S-11 (Commission File No. 2-99421), dated August 5, 1985, as filed under the Securities Act of 1933.

                 10.     Material Contracts

                         (a) Form of Property Management Agreement between Birtcher Properties and the Registrant incorporated by reference to Exhibit No. 10.1 of the Partnership's registration statement on Form S-11 (Commission File No. 2-99421), as filed September 24, 1985, under the Securities Act of 1933. (SUPERSEDED)

                         (b) Letter of Intent regarding Purchase and Sale of Real Property (Cooper Village, Phase I) dated September 3, 1987, by and between Arizona Building and Development, the Wolfswinkel Group and Birtcher Realty Corporation incorporated by reference to
                                   Exhibit 19(a) of the Partnership's Quarterly
                                   Report on Form 10-Q for the quarter ended
                                   September 30, 1987.

                         (c) Agreement of Purchase and Sale of Real Property (Cooper Village, Phase I) dated November 13, 1987, by and between Broadway Village Partners and Birtcher Acquisition Corporation incorporated by reference to Form 8-K, as filed December 30, 1987.

                         (d) Agreement of General Partnership, dated December 15, 1987, by and between Damson/Birtcher Realty Income Fund-II, Limited Partnership and Real Estate Income Partners III, Limited Partnership incorporated by reference to Form 8-K, as filed December 30, 1987.

                         (e) Property Management Agreement dated October 24, 1991,between Glenborough Management Corporation and the Registrant for Atrium Place, Creekridge Center, Iomega/Northpointe Business Center, Kennedy Corporate Center I, Ladera II Shopping Center and Lakeland Industrial Park. Incorporated by reference to Exhibit 1 of the Partnership's Quarterly Report on Form 10-Q for the quarter ended September 30, 1991. (SUPERSEDED)

                     DAMSON/BIRTCHER REALTY INCOME FUND-II,
                              LIMITED PARTNERSHIP




Item 14.         EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM
                 8-K (Cont'd.)

                 (f) Property Management Agreement dated October 24, 1991, between Glenborough Management Corporation and Cooper Village Partners for Cooper Village Shopping Center. Incorporated by reference to Exhibit 2 of the Partnership's Quarterly Report on Form 10-Q for the quarter ended September 30, 1991. (SUPERSEDED)

                 (g) Agreement for Partnership Administrative Services dated October 24, 1991, between Glenborough Management Corporation and the Registrant for the services described therein. Incorporated by reference to
                         Exhibit 3 of the Partnership's Quarterly Report on Form 10-Q for the quarter ended September 30, 1991. (SUPERSEDED)

                 (h) Property Management Agreement, dated October 29, 1993, between Birtcher Properties and the Registrant for Atrium Place, Creekridge Center, Iomega Business Center, Kennedy Corporate Center-I, Ladera-II Shopping Center, and Lakeland Industrial Park. Incorporated by reference to Exhibit 1 of the Partnership's Quarterly Report on Form 10-Q for the quarter ended September 30, 1993.

                 (i) Property Management Agreement, dated October 29, 1993, between Birtcher Properties and Cooper Village Partners for Cooper Village Shopping Center. Incorporated by reference to Exhibit 2 of the Partnership Quarterly Report on Form 10-Q for the quarter ended September 30, 1993.

b)      Reports on Form 8-K:

        Report on Form 8-K, dated July 2, 1993, regarding the approval of a majority in interest of the Limited Partners of each of the proposals included in the Information Statement, dated May 5, 1993, is herein incorporated by reference.

                     DAMSON/BIRTCHER REALTY INCOME FUND-II,
                              LIMITED PARTNERSHIP




                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the Undersigned, thereunto duly authorized.

                              DAMSON/BIRTCHER REALTY INCOME FUND-II,
                              LIMITED PARTNERSHIP

By:    BIRTCHER/LIQUIDITY     By:  BIRTCHER INVESTORS,
       PROPERTIES                  a California limited partnership
       (General Partner)
                                   By:  BIRTCHER INVESTMENTS,
                                        a California general partnership,
                                        General Partner of Birtcher
                                        Investors

                                        By:  BIRTCHER LIMITED,
                                             a California limited partnership,
                                             General Partner of Birtcher
                                             Investments

                                             By:  BREICORP,
                                                  a California corporation,
                                                  formerly known as Birtcher
                                                  Real Estate Inc., General
                                                  Partner of Birtcher Limited

Date:  March 30, 1994                             By:  /s/Robert M. Anderson
                                                       ---------------------
                                                       Robert M. Anderson
                                                       Executive Director
                                                       BREICORP

                              By:  LF Special Fund I, L.P.,
                                   a California limited partnership

                                   By:  Liquidity Fund Asset Management, Inc.,
                                        a California corporation, General
                                        Partner of LF Special Fund I, L.P.

Date:  March 30, 1994                   By:  /s/ Brent R. Donaldson
                                             ----------------------
                                             Brent R. Donaldson
                                             President
                                             Liquidity Fund Asset Management,
                                             Inc.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Birtcher/Liquidity Properties (General Partner of the Registrant) and in the capacities and on the dates indicated.

      Signature                                  Capacity                                 Date
      ---------                                  --------                                 ----
/s/ Arthur B. Birtcher                    Co-Chairman of the Board -                 March 30, 1994
- ----------------------                    BREICORP
Arthur B. Birtcher

/s/ Ronald E. Birtcher                    Co-Chairman of the Board -                 March 30, 1994
- ----------------------                    BREICORP
Ronald E. Birtcher

/s/ Richard G. Wollack                    Chairman of Liquidity Fund                 March 30, 1994
- ----------------------                    Asset Management, Inc.
Richard G. Wollack