Form 10-Q
period 1994-03-31
DAMSON BIRTCHER REALTY INCOME FUND II LTD PARTNERSHIP
filed 1994-05-12
CIK 773915

                                   FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                   QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                   ------------------------------------------

For Quarter Ended    March 31, 1994
                  --------------------------------------------------------------

Commission file number    0-14633
                       ---------------------------------------------------------

          DAMSON/BIRTCHER REALTY INCOME FUND-II, LIMITED PARTNERSHIP
- --------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)


              Delaware                               13-3294820
- --------------------------------------------------------------------------------
    (State or other jurisdiction of               (I.R.S. Employer
     incorporation or organization)              Identification No.)


 27611 La Paz Road, P.O. Box A-1, Laguna Niguel, California    92677-0100
- --------------------------------------------------------------------------------
          (Address of principal executive offices)             (Zip Code)


                                  (714) 831-8031
- --------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)


                                       N/A
- --------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report.)


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 12(g), 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                               Yes  X      No
                                   ---        ---

           DAMSON/BIRTCHER REALTY INCOME FUND-II, LIMITED PARTNERSHIP
                         QUARTERLY REPORT ON FORM 10-Q
                   FOR THE THREE MONTHS ENDED MARCH 31, 1994
                   -----------------------------------------
                                     INDEX
                                     -----

                                                                                                                            Page
                                                                                                                            ----
PART I.          FINANCIAL INFORMATION

Item 1.          Financial Statements

                 Balance Sheets -
                 March 31, 1994 (Unaudited) and December 31, 1993 . . . . . . . . . . . . . . . . . . . . . . . . . .          3

                 Statements of Operations (Unaudited) -
                 Three Months Ended March 31, 1994 and 1993 . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          4

                 Statements of Cash Flows (Unaudited) -
                 Three Months Ended March 31, 1994 and 1993 . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          5

                 Notes to Financial Statements (Unaudited)  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          6

Item 2.          Management's Discussion and Analysis of
                 Financial Condition and Results of Operations  . . . . . . . . . . . . . . . . . . . . . . . . . . .          8


PART II.         OTHER INFORMATION  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         10

                         PART I.  FINANCIAL INFORMATION
                         ------------------------------

ITEM 1.          FINANCIAL STATEMENTS
                 --------------------

           DAMSON/BIRTCHER REALTY INCOME FUND-II, LIMITED PARTNERSHIP
                                 BALANCE SHEETS
           ----------------------------------------------------------

                                                  March 31,        December 31,
                                                    1994              1993
                                                 -----------       ------------
                                                 (Unaudited)          (Note)
ASSETS
- ------

Investments in real estate, net:
   Land                                          $ 3,593,000        $ 3,593,000
   Buildings and improvements                     32,472,000         32,407,000
                                                 -----------        -----------
                                                  36,065,000         36,000,000
   Less accumulated depreciation                 (10,045,000)        (9,742,000)
                                                 -----------        -----------
                                                  26,020,000         26,258,000

Investment in Cooper Village Partners              4,884,000          4,922,000
Cash and cash equivalents                          1,111,000          1,000,000
Accounts receivable (net of allowance for
   doubtful accounts of $23,000 in 1994 and
   $23,000 in 1993)                                  102,000             50,000
Deferred rent receivable                             239,000            200,000
Prepaid expenses and other assets                    306,000            307,000
                                                 ------------       -----------
                                                 $32,662,000        $32,737,000
                                                 ===========        ===========

LIABILITIES AND PARTNERS' CAPITAL
- ---------------------------------

Accounts payable and accrued liabilities         $   669,000        $   690,000
                                                 -----------        -----------
   Total liabilities                                 669,000            690,000
                                                 -----------        -----------

Commitments and contingencies                              -                 -
Partners' capital:
   Limited Partners                               32,126,000        32,179,000
   General Partner                                  (133,000)         (132,000)
                                                 -----------       -----------
                                                  31,993,000        32,047,000
                                                 -----------       -----------
                                                 $32,662,000       $32,737,000
                                                 ===========       ===========


Note: The balance sheet at December 31, 1993 has been prepared from the audited financial statements as of that date.





The accompanying notes are an integral part of these financial statements.

           DAMSON/BIRTCHER REALTY INCOME FUND-II, LIMITED PARTNERSHIP
                            STATEMENTS OF OPERATIONS
                                  (UNAUDITED)
           -----------------------------------------------------------

                                               Three Months Ended March 31,
                                             --------------------------------
                                                1994                  1993
                                             ----------            ----------
REVENUES
- --------

Rental income                                $1,203,000            $1,011,000
Interest and other income                        10,000                 9,000
                                             ----------            ----------
   Total revenues                             1,213,000             1,020,000
                                             ----------            ----------

EXPENSES
- --------

Operating expenses                              272,000               287,000
Real estate taxes                               205,000               225,000
Depreciation and amortization                   321,000               297,000
General and administrative                      156,000               164,000
                                             ----------            ----------
   Total expenses                               954,000               973,000
                                             ----------            ----------
Income before equity
  in earnings                                   259,000                47,000

Equity in earnings of Cooper
  Village Partners                               49,000                48,000
                                             ----------            ----------
NET INCOME                                   $  308,000            $   95,000
                                             ==========            ==========

NET INCOME ALLOCABLE TO:

   General Partner                           $    3,000            $    1,000
                                             ==========            ==========
   Limited Partners                          $  305,000            $   94,000
                                             ==========            ==========





The accompanying notes are an integral part of these financial statements.

           DAMSON/BIRTCHER REALTY INCOME FUND-II, LIMITED PARTNERSHIP
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
           -----------------------------------------------------------

                                                            Three Months Ended March 31,
                                                          --------------------------------
                                                             1994                  1993
                                                          -----------           ----------
Cash flows from operating activities:
   Net income                                             $  308,000            $   95,000
Adjustments to reconcile net income
to net cash provided by operating activities:
   Depreciation and amortization                             321,000               297,000
   Equity in earnings of Cooper Village Partners             (49,000)              (48,000)
Changes in:
   Accounts receivable                                       (52,000)               44,000
   Deferred rent receivable                                  (39,000)               (5,000)
   Prepaid expenses and other assets                         (18,000)               (1,000)
   Accounts payable and accrued liabilities                  (21,000)              114,000
   Due to affiliates                                               -                (8,000)
                                                          ----------            ----------
Net cash provided by operating activities                    450,000               488,000

Cash flows from investing activities:
   Investments in real estate                                (65,000)             (164,000)
  Distributions received from
    Cooper Village Partners                                   87,000                81,000
                                                          ----------            ----------
Net cash provided (used) in investing
activities                                                    22,000               (83,000)

Cash flows from financing activities:
   Distributions                                            (361,000)             (424,000)
                                                          ----------            ----------
Net cash used in financing activities                       (361,000)             (424,000)

Net increase (decrease) in cash and cash
  equivalents                                                111,000               (19,000)
Cash and cash equivalents, beginning of
period                                                     1,000,000             1,047,000
                                                          ----------            ----------
Cash and cash equivalents, end of period                  $1,111,000            $1,028,000
                                                          ==========            ==========





The accompanying notes are an integral part of these financial statements.

           DAMSON/BIRTCHER REALTY INCOME FUND-II, LIMITED PARTNERSHIP


NOTES TO FINANCIAL STATEMENTS - UNAUDITED
- -----------------------------------------

(1)      Accounting Policies

         The financial statements of Damson/Birtcher Realty Income Fund-II, Limited Partnership (the "Partnership") included herein have been prepared by the General Partner, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. These financial statements include all adjustments which are of a normal recurring nature and, in the opinion of the General Partner, are necessary for a fair presentation. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted, pursuant to the rules and regulations of the Securities and Exchange Commission. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Partnership's annual report on Form 10-K for the year ended December 31, 1993.

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

         Reclassifications

         Certain reclassifications have been made to conform prior year amounts to the 1994 presentation.

         Investments in Real Estate

         Investments in real estate reflect an adjustment to the carrying value of real estate assets of $3,850,000. In May 1992, the General Partner obtained appraisals of the Partnership's properties from a qualified independent appraiser. Based upon these appraisals, management's intention to hold these real estate assets and current and anticipated market conditions, management estimated that three of the Partnership's properties, Atrium Place Office Building ($275,000), Creekridge Center ($3,150,000) and Kennedy Corporate Center-I ($425,000) had each experienced a permanent impairment of value as compared to their respective carrying values.

           DAMSON/BIRTCHER REALTY INCOME FUND-II, LIMITED PARTNERSHIP



NOTES TO FINANCIAL STATEMENTS - UNAUDITED (Cont'd.)
- -----------------------------------------

(2)      Transactions with Affiliates

         The Partnership has no employees and, accordingly, the General Partner and its affiliates perform services on behalf of the Partnership in connection with administering the affairs of the Partnership. The General Partner and affiliates are reimbursed for their general and administrative costs actually incurred and associated with services performed on behalf of the Partnership. For the three months ended March 31, 1994 and 1993, the Partnership incurred approximately $31,000 and $36,000, respectively, of such expenses.

         The General Partner elected to terminate the Partnership's Property Management Agreement with Glenborough Management Corporation effective November 1, 1993. On that date, the General Partner caused the Partnership to enter into new property management agreements with Birtcher Properties, an affiliate of the General Partner. The new contracts encompass terms at least as favorable to the Partnership as the terminated contracts with Glenborough, and are terminable by the Partnership upon 60 days' written notice to Birtcher Properties.

         Pursuant to the property management agreement, Birtcher Properties provides property management services with respect to the Partnership's properties and receives a fee for such services not to exceed 6% of the gross receipts from the properties under management, provided that leasing services are performed otherwise not to exceed 3%. Such fee amounted to approximately $40,000 for the three months ended March 31, 1994. In addition, an affiliate of the General Partner received $31,000 for the three months ended March 31, 1994, as reimbursement of costs of on-site property management personnel and other reimbursable costs.

         Leasing fees for the three months ended March 31, 1994 and 1993, included charges of $1,000 and $18,000, respectively, from the General Partner and its affiliates for leasing services rendered in connection with leasing space in a Partnership property after expiration or termination of any lease of such space including renewal options.

         As previously reported on June 24, 1993, the Partnership completed its solicitation of written consents from its Limited Partners. A majority in interest of the Partnership's Limited Partners approved each of the proposals contained in the Information Statement dated May 5, 1993. Those proposals have been implemented by the Partnership as contemplated by the Information Statement as amendments to the Partnership Agreement, and are reflected in these financial statements as such.

         The amended Partnership Agreement provides for the Partnership's payment to the General Partner of an annual asset management fee equal to .75% of the aggregate appraised value of the Partnership's properties as determined by independent appraisal undertaken in January of each year. Such fees for the three months ended March 31, 1994, amounted to $58,000.

           DAMSON/BIRTCHER REALTY INCOME FUND-II, LIMITED PARTNERSHIP



NOTES TO FINANCIAL STATEMENTS - UNAUDITED (Cont'd.)
- -----------------------------------------

(2)      Transactions with Affiliates (Cont'd.)

         In addition to the aforementioned, the General Partner was also paid $21,000, related to the Partnership's portion (58%) of asset management fees, property management fees, leasing fees, reimbursement of on-site property management personnel and other reimbursable expenses for Cooper Village Partners for the three months ended March 31, 1994.

(3)      Commitments and Contingencies

         Litigation

         The Partnership is not a party to any pending legal proceedings other than ordinary routine litigation incidental to its business. It is the General Partner's belief that the outcome of these proceedings will not be material to the business or financial condition of the Partnership.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         Liquidity and Capital Resources

         Since completion of its acquisition program in December 1988, the Partnership has been engaged primarily in the operation of its properties. The Partnership intends to hold its properties as long-term investments, although properties may be sold at any time depending upon the General Partner's judgment of the anticipated remaining economic benefits of continued ownership. Working capital is provided principally from the operation of the Partnership's properties and the working capital reserve established for the properties. The Partnership may incur mortgage indebtedness relating to such properties by borrowing funds primarily to fund capital improvements or to obtain sale or financing proceeds for distribution to the Partners.

         Distributions through March 31, 1994 represent cash flow generated from operations of the Partnership's properties and interest earned on the temporary investment of working capital net of capital improvement reserve requirements. Future cash distributions will be made principally to the extent of cash flow attributable to operations of the Partnership's properties.

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

           DAMSON/BIRTCHER REALTY INCOME FUND-II, LIMITED PARTNERSHIP


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Cont'd.)

         Results of Operations for the Three Months Ended March 31, 1994 Compared With the Three Months Ended March 31, 1993

         The increase in rental income for the three months ended March 31, 1994, as compared to the corresponding period in 1993, was primarily attributable to several factors. At Lakeland Industrial Park, four new leases encompassing 58,360 square feet commenced during 1993. These new leases had the effect of increasing 1994 rental income by an aggregate of $36,000. At Kennedy Corporate Center, expansion of four existing tenants in 1993 resulted in an increase in property's occupancy rate (currently 97% at March 31, 1994) and rental income of $33,000 for the three months ended March 31, 1994, when compared to 1993. In addition, operating expense recoveries were higher at Lakeland Industrial Park ($28,000) and Kennedy Corporate Center ($53,000). At Creekridge, Delta Dental's lease was successfully renegotiated in November 1993, which resulted in an additional 7,000 square feet occupancy for a 64-month term. Also, two new leases commenced with Informix Software and Title One in May and December 1993, respectively. The expansion of Delta Dental and these two new leases had the effect of increasing 1994 rental income by an aggregate of $58,000.

         Interest income resulted from the temporary investment of Partnership working capital and for the three months ended March 31, 1994, as compared to the corresponding period in 1993, is comparable.

         The decrease in operating expenses for the three months ended March 31, 1994, as compared to 1993, was primarily attributable to a decrease in legal and professional services relating to a tenant dispute at Lakeland Industrial Park and tax appeals at Creekridge and Kennedy Corporate Center.

         The decrease in real estate taxes for the three months ended March 31, 1994, as compared to the corresponding period in 1993, was primarily as a result of lower tax assessments at Atrium ($14,000) and Kennedy Corporate Center ($4,000).

         General and administrative expenses for the three months ended March 31, 1994 and 1993 include charges of $89,000 and $54,000, respectively, from the General Partner and its affiliates for services rendered in connection with administering the affairs of the Partnership and operating the Partnership's properties. Also included in general and administrative expenses for the three months ended March 31, 1994 and 1993 are direct charges of $67,000 and $110,000, respectively, relating to audit fees, tax preparation fees, legal and professional fees, insurance expenses, costs incurred in providing information to the Limited Partners and other miscellaneous costs.

         The decrease in general and administrative expenses for the three months ended March 31, 1994, as compared to the corresponding period in 1993,

           DAMSON/BIRTCHER REALTY INCOME FUND-II, LIMITED PARTNERSHIP



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Cont'd.)

         Results of Operations for the Three Months Ended March 31, 1994 Compared With the Three Months Ended March 31, 1993 (Cont'd.)

         was primarily the result of a decrease in legal and professional services and leasing fees. The aforementioned decreases were substantially offset by payment of asset management fees of $58,000 to the General Partner or its affiliates pursuant to the amended Partnership Agreement.

                          PART II.  OTHER INFORMATION
                          ---------------------------

ITEM 1.  LEGAL PROCEEDINGS

         So far as is known to the General Partner, neither the Partnership nor its properties are subject to any material pending legal proceedings.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         a)      Exhibits:

                 None

         b)      Reports on Form 8-K:

                 None filed in quarter ended March 31, 1994.

           DAMSON/BIRTCHER REALTY INCOME FUND-II, LIMITED PARTNERSHIP


                                   SIGNATURES
                                   ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                             DAMSON/BIRTCHER REALTY INCOME FUND-II


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

                                     By: BIRTCHER LIMITED,
                                         a California limited partnership,
                                         General Partner of Birtcher Investments

                                         By: BREICORP,
                                             a California corporation,
                                             formerly known as Birtcher
                                             Real Estate Inc., General
                                             Partner of Birtcher Limited

Date: May 11, 1994                           By: /s/ Robert M. Anderson
                                                 ----------------------
                                                 Robert M. Anderson
                                                 Executive Director
                                                 BREICORP

                             By: LF Special Fund I, L.P.,
                                 a California limited partnership

                                 By: Liquidity Fund Asset Management, Inc.,
                                     a California corporation, General
                                     Partner of LF Special Fund I, L.P.

Date: May 11, 1994                   By: /s/ Brent R. Donaldson
                                         ----------------------
                                         Brent R. Donaldson
                                         President
                                         Liquidity Fund Asset Management, Inc.