Form 10-Q
period 1994-06-30
DAMSON BIRTCHER REALTY INCOME FUND II LTD PARTNERSHIP
filed 1994-08-12
CIK 773915

                                   FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
               Quarterly Report Under Sections 12(g), 13 or 15(d)
                     of the Securities Exchange Act of 1934
               --------------------------------------------------

For Quarter Ended    June 30, 1994
                  -------------------------------------------------------------

Commission file number    0-14633
                       --------------------------------------------------------

         DAMSON/BIRTCHER REALTY INCOME FUND - II, LIMITED PARTNERSHIP
- - -------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)


                   Delaware                             13-3294820
- - -------------------------------------------------------------------------------
            (State or other jurisdiction of            (I.R.S. Employer
             incorporation or organization)           Identification No.)


 27611 La Paz Road, P.O. Box A-1, Laguna Niguel, California       92677-0100
- - -------------------------------------------------------------------------------
         (Address of principal executive offices)                 (Zip Code)


                                  (714) 831-8031
- - -------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)


                                       N/A
- - -------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report.)


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Sections 12(g), 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                               Yes  X      No
                                   ---        ---

           DAMSON/BIRTCHER REALTY INCOME FUND-II, LIMITED PARTNERSHIP
                         QUARTERLY REPORT ON FORM 10-Q
                    FOR THE THREE MONTHS ENDED JUNE 30, 1994

                                     INDEX


                                                                                     Page
                                                                                     ----
PART I.          FINANCIAL INFORMATION

Item 1.          Financial Statements

                 Balance Sheets -
                 June 30, 1994 (Unaudited) and December 31, 1993  . . . . . . . .  .   3

                 Statements of Operations (Unaudited) -
                 Three and Six Months Ended June 30, 1994 and 1993  . . . . . . .  .   4

                 Statements of Cash Flows (Unaudited) -
                 Six Months Ended June 30, 1994 and 1993  . . . . . . . . . . . .  .   5

                 Notes to Financial Statements (Unaudited)  . . . . . . . . . . .  .   6

Item 2.          Management's Discussion and Analysis of
                 Financial Condition and Results of Operations  . . . . . . . . .  .   9


PART II.         OTHER INFORMATION  . . . . . . . . . . . . . . . . . . . . . . .  .  11

                         PART I.  FINANCIAL INFORMATION


ITEM 1.          FINANCIAL STATEMENTS


           DAMSON/BIRTCHER REALTY INCOME FUND-II, LIMITED PARTNERSHIP
                                 BALANCE SHEETS

                                                                  June 30,               December 31,
                                                                    1994                     1993
                                                                -----------              ------------
                                                                (Unaudited)                 (Note)
ASSETS
Investment in real estate, net:
   Land                                                         $ 3,593,000              $ 3,593,000
   Buildings and improvements                                    32,549,000               32,407,000
                                                                -----------              -----------
                                                                 36,142,000               36,000,000
   Less accumulated depreciation                                (10,351,000)              (9,742,000)
                                                                -----------              -----------
                                                                 25,791,000               26,258,000

Investment in Cooper Village Partners                             4,881,000                4,922,000
Cash and cash equivalents                                         1,149,000                1,000,000
Accounts receivable (net of allowance for
   doubtful accounts of $34,000 in 1994 and
   $23,000 in 1993)                                                  99,000                   50,000
Deferred rent receivable                                            322,000                  200,000
Prepaid expenses and other assets                                   256,000                  307,000
                                                                -----------              -----------
                                                                $32,498,000              $32,737,000
                                                                ===========              ===========

LIABILITIES AND PARTNERS' CAPITAL
Accounts payable and accrued liabilities                        $   707,000              $   690,000
                                                                -----------              -----------
   Total liabilities                                                707,000                  690,000

Commitments and contingencies                                             -                        -
Partners' capital:
   Limited Partners                                              31,926,000               32,179,000
   General Partner                                                 (135,000)                (132,000)
                                                                -----------              -----------
                                                                 31,791,000               32,047,000
                                                                -----------              -----------
                                                                $32,498,000              $32,737,000
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

           DAMSON/BIRTCHER REALTY INCOME FUND-II, LIMITED PARTNERSHIP
                            STATEMENTS OF OPERATIONS
                                  (UNAUDITED)



                                                     Three Months Ended                       Six Months Ended
                                                          June 30,                                June 30,
                                                ----------------------------            -----------------------------
                                                   1994             1993                   1994              1993
                                                ----------       -----------            -----------       -----------
REVENUES

Rental income                                   $ 1,118,000      $ 1,024,000            $ 2,321,000       $ 2,034,000
Interest income                                      10,000            7,000                 20,000            17,000
                                                -----------      -----------            -----------       -----------

   Total revenues                                 1,128,000        1,031,000              2,341,000         2,051,000
                                                -----------      -----------            -----------       -----------

EXPENSES

Operating expenses                                  276,000          241,000                548,000           528,000
Real estate taxes                                   179,000          226,000                384,000           451,000
Depreciation and amortization                       326,000          299,000                648,000           595,000
General and administrative                          180,000          319,000                336,000           483,000
                                                -----------      -----------            -----------       -----------

   Total expenses                                   961,000        1,085,000              1,916,000         2,057,000
                                                -----------      -----------            -----------       -----------

Income (Loss) before equity
   in earnings                                      167,000          (54,000)               425,000            (6,000)

Equity in earnings of
   Cooper Village Partners                           55,000           63,000                104,000           111,000
                                                -----------      -----------            -----------       -----------

NET INCOME                                      $   222,000      $     9,000            $   529,000       $   105,000
                                                ===========      ===========            ===========       ===========

NET INCOME ALLOCABLE TO:

   General Partner                              $     2,000      $         -            $     5,000       $     1,000
                                                ===========      ===========            ===========       ===========

   Limited Partners                             $   220,000      $     9,000            $   524,000       $   104,000
                                                ===========      ===========            ===========       ===========



The accompanying notes are an integral part of these financial statements.

           DAMSON/BIRTCHER REALTY INCOME FUND-II, LIMITED PARTNERSHIP
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                       Six Months Ended June 30,
                                                                   --------------------------------
                                                                      1994                 1993
                                                                   -----------          -----------
Cash flows from operating activities:
   Net income                                                      $  529,000          $  105,000

Adjustments to reconcile net income to net
cash provided by operating activities:
   Depreciation and amortization                                      648,000             595,000
   Equity in earnings of Cooper Village Partners                     (104,000)           (111,000)
Changes in:
   Accounts receivable                                                (49,000)             14,000
   Deferred rent receivable                                          (122,000)            (14,000)
   Prepaid expenses and other assets                                   12,000             (31,000)
   Accounts payable and accrued liabilities                            17,000               7,000
   Due to affiliates                                                        -             (13,000)
                                                                   ----------          ----------
Net cash provided by operating activities                             931,000             552,000

Cash flows from investing activities:
   Investment in real estate                                         (142,000)           (232,000)
   Distributions received from
     Cooper Village Partners                                          145,000             157,000
                                                                   ----------          ----------
Net cash provided (used) by
investing activities                                                    3,000             (75,000)

Cash flows from financing activities:
   Distributions                                                     (785,000)           (690,000)
                                                                   ----------          ----------
Net cash used in financing activities                                (785,000)           (690,000)

Net increase/(decrease) in cash and cash
equivalents                                                           149,000            (213,000)

Cash and cash equivalents, beginning of
period                                                              1,000,000           1,047,000
                                                                   ----------          ----------

Cash and cash equivalents, end of period                           $1,149,000          $  834,000
                                                                   ==========          ==========


The accompanying notes are an integral part of these financial statements.

           DAMSON/BIRTCHER REALTY INCOME FUND-II, LIMITED PARTNERSHIP


NOTES TO FINANCIAL STATEMENTS - UNAUDITED

(1)      Accounting Policies

         The financial statements of Damson/Birtcher Realty Income Fund-II, Limited Partnership (the "Partnership") included herein have been prepared by the General Partner, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. These financial statements include all adjustments which are of a normal recurring nature and, in the opinion of the General Partner, necessary for a fair presentation. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted, pursuant to the rules and regulations of the Securities and Exchange Commission. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Partnership's annual report on Form 10-K for the year ended December 31, 1993.

         Earnings Per Unit

         The Partnership Agreement does not designate investment interests in units. All investment interests are calculated on a "percent of Partnership" basis, in part to accommodate original reduced rates on sales commissions for subscriptions in excess of certain specified amounts.

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

           DAMSON/BIRTCHER REALTY INCOME FUND-II, LIMITED PARTNERSHIP


NOTES TO FINANCIAL STATEMENTS - UNAUDITED

(1)      Accounting Policies (Cont'd)

         Investments in Real Estate

         Investments in real estate reflect an adjustment to the carrying value of real estate assets of $3,850,000. In May 1992, the General Partner obtained appraisals of the Partnership's properties from a qualified independent appraiser. Based upon these appraisals, management's intention to hold these real estate assets, and current and anticipated market conditions, management estimated that three of the Partnership's properties, Atrium Place Office Building ($275,000), Creekridge Center ($3,150,000) and Kennedy Corporate Center-I ($425,000) had each experienced a permanent impairment of value as compared to their respective carrying values.

         In May 1994, the General Partner obtained updated appraisals from a qualified independent appraiser as required by the Partnership Agreement. The portfolio was appraised at an aggregate value of $34,968,000, which includes the Partnership's interest in Cooper Village Partners, which was appraised at $4,118,000 as of January 1, 1994.

(2)      Transactions with Affiliates

         The Partnership has no employees and, accordingly, the General Partner and its affiliates perform services on behalf of the Partnership in connection with administering the affairs of the Partnership. The General Partner and affiliates are reimbursed for their general and administrative costs actually incurred and associated with services performed on behalf of the Partnership. For the three months ended June 30, 1994 and 1993, the Partnership incurred approximately $27,000 and $35,000, respectively, of such expenses. For the six months ended June 30, 1994 and 1993, such payments were $58,000 and $71,000, respectively.

         Leasing fees for the six months ended June 30, 1994 and 1993, included charges of $7,000 and $21,000, respectively, from the General Partner and its affiliates for leasing services rendered in connection with leasing space in a Partnership property after expiration or termination of any lease of such space including renewal options.

         The General Partner elected to terminate the Partnership's Property Management Agreement with Glenborough Management Corporation effective November 1, 1993. On that date, the General Partner caused the Partnership to enter into new property management agreements with Birtcher Properties, an affiliate of the General Partner. The new contracts encompass terms at least as favorable to the Partnership as the terminated contracts with Glenborough, and is terminable by the Partnership upon 60 days' written notice to Birtcher Properties.

           DAMSON/BIRTCHER REALTY INCOME FUND-II, LIMITED PARTNERSHIP

(2)      Transactions with Affiliates (Cont'd)

         Pursuant to the property management agreement, Birtcher Properties provides property management services with respect to the Partnership's properties and receives a fee for such services not to exceed 6% of the gross receipts from the properties under management, provided that leasing services are performed otherwise not to exceed 3%. Such fee for the three and six months ended June 30, 1994, amounted to approximately $38,000 and $78,000, respectively. In addition, an affiliate of the General Partner received $31,000 and $62,000 for the three and six months ended June 30, 1994, respectively, as reimbursement of costs of on-site property management personnel and other reimbursable expenses.

         In addition to the aforementioned, the General Partner was also paid $27,000, related to the Partnership's portion (58%) of property management fees, leasing fees, reimbursement of on-site property management personnel and other reimbursable expenses for Cooper Village Partners for the six months ended June 30, 1994.

         As previously reported, on June 24, 1993, the Partnership completed its solicitation of written consents from its Limited Partners. A majority in interest of the Partnership's Limited Partners approved each of the proposals contained in the Information Statement, dated May 5, 1993. Those proposals have been implemented by the Partnership as contemplated by the Information Statement as amendments to the Partnership Agreement and are reflected in these financial statements as such.

         The amended Partnership Agreement provides for the Partnership's payment to the General Partner of an annual asset management fee equal to .75% of the aggregate appraised value of the Partnership's properties as determined by independent appraisal undertaken in January of each year. Such fees amounted to approximately $116,000 and $116,000 for the six months ended June 30, 1994 and 1993, respectively. In addition to the aforementioned, the General Partner was also paid $15,000 and $15,000 for the six months ended June 30, 1994 and 1993, respectively, related to the Partnership's portion (58%) of asset management fees for Cooper Village Partners.

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

           DAMSON/BIRTCHER REALTY INCOME FUND-II, LIMITED PARTNERSHIP



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         Liquidity and Capital Resource

         Since the completion of its acquisition program in December 1987, the Partnership has been engaged primarily in the operation of its properties. The Partnership intends to hold its properties as long-term investments, although properties may be sold at any time depending upon the General Partner's judgment of the anticipated remaining economic benefits of continued ownership. Working capital is provided principally from the operation of the Partnership's properties and the working capital reserves established for the properties. The Partnership may incur mortgage indebtedness relating to such properties by borrowing funds primarily to fund capital improvements or to obtain sale or financing proceeds for distribution to the Partners.

         Distributions through June 30, 1994 represent cash flow generated from operations of the Partnership's properties, net of capital improvement requirements and fees paid to the General Partner. It is anticipated that future cash distributions will be made principally to the extent of cash flow attributable to the operations of the Partnership's properties, net of capital improvement requirements and fees paid to the General Partner.

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

         In May 1994, the General Partner obtained appraisals of the Partnership's properties from a qualified independent appraiser. The aggregate appraised value of the properties was reported at $34,968,000, which includes the Partnership's interest in Cooper Village Partners, which was appraised at $4,118,000 as of January 1, 1994.

         Results of Operations for the Three Months Ended June 30, 1994 Compared With the Three Months Ended June 30, 1993 and for the Six Months Ended June 30, 1994 Compared With the Six Months Ended June 30, 1993.

         The increase in rental income for the six months ended June 30, 1994, as compared to the corresponding period in 1993, were attributable to several factors. At Lakeland, new leases commenced with Copper and Brass Sales and Lamina Products in August 1993. These two leases had the effect of increasing 1994 rental income by an aggregate of $36,000 when compared to 1993. At Creekridge, Delta Dental's lease was successfully renegotiated in November 1993, which resulted in an additional 7,000 square feet occupancy for a 64-month term. Also, new leases commenced with Informix in May 1993, Title One in December 1993, Global Access and Independent Pension Consultant in January 1994. The

           DAMSON/BIRTCHER REALTY INCOME FUND-II, LIMITED PARTNERSHIP



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Cont'd)

         Results of Operations for the Three Months Ended June 30, 1994 Compared With the Three Months Ended June 30, 1993 and for the Six Months Ended June 30, 1994 Compared With the Six Months Ended June 30, 1993(Cont'd)

         expansion of the Delta Dental lease and these four new leases had the effect of increasing 1994 rental revenues by an aggregate of $97,000. At Kennedy Corporate Center, expansion of four existing tenants and commencement of a new lease with Temp Staff in May 1994, resulted in an increase in rental income by $53,000 in 1994. In addition to the aforementioned, operating expense recoveries were higher at Lakeland Industrial Park ($42,000), and Kennedy Corporate Center ($72,000).

         Interest income resulted from the temporary investment of Partnership working capital. The increase from 1994 to 1993 was attributable to increased average working capital available for short-term investment.

         The increase in operating expenses for the six months ended June 30, 1994, as compared to the corresponding period in 1993, were primarily as a result of an increase in electricity costs ($13,000) and building repairs and maintenance ($10,000) at Creekridge.

         The decrease in real estate taxes for the six months ended June 30, 1994, as compared to the corresponding period in 1993, were primarily as a result of lower tax assessments resulting from successful tax appeals at Atrium ($28,000), Creekridge ($21,000) and Kennedy Corporate Center ($8,000).

         General and administrative expenses for the six months ended June 30, 1994 and 1993, include $181,000 and $208,000, respectively, of charges from the General Partner and its affiliates for services rendered in connection with administering the affairs of the Partnership and operating the Partnership's properties. Also included in general and administrative expenses for the six months ended June 30, 1994 and 1993, are direct charges of $155,000 and $275,000, respectively, relating to audit and tax return preparation fees, annual appraisal fees, legal fees, insurance expense, costs incurred in providing information to the Limited Partners and other miscellaneous costs.

         The decrease in general and administrative expenses for the six months ended June 30, 1994, as compared to the corresponding period in 1993, was primarily attributable to the decrease in legal and professional services, postage and mailing expenses and printing costs associated with the amendment of Partnership Agreement, which occurred in 1993.

           DAMSON/BIRTCHER REALTY INCOME FUND-II, LIMITED PARTNERSHIP


                          PART II.  OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

         So far as is known to the General Partner, neither the Partnership nor its properties are subject to any material pending legal proceedings.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         a)      Exhibits:

                 None.

         b)      Reports on Form 8-K:

                 None filed in quarter ended June 30, 1994.

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

                                       By: BIRTCHER LIMITED,
                                           a California limited partnership,
                                           General Partner of Birtcher
                                           Investments

                                           By: BREICORP,
                                               a California corporation,
                                               formerly known as Birtcher
                                               Real Estate Inc., General
                                               Partner of Birtcher Limited

Date: August 11, 1994                         By: /s/ Robert M. Anderson
                                                  -----------------------------
                                                  Robert M. Anderson
                                                  Executive Director
                                                  BREICORP

                               By: LF Special Fund I, L.P.,
                                   a California limited partnership

                                   By: Liquidity Fund Asset Management, Inc.,
                                       a California corporation, General
                                       Partner of LF Special Fund I, L.P.

Date: August 11, 1994                  By: /s/ Brent R. Donaldson
                                           ------------------------------------
                                           Brent R. Donaldson
                                           President
                                           Liquidity Fund Asset Management, Inc.