Form 10-Q
period 1994-09-30
DAMSON BIRTCHER REALTY INCOME FUND II LTD PARTNERSHIP
filed 1994-11-14
CIK 773915

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
               QUARTERLY REPORT UNDER SECTION 12(g), 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended    September 30, 1994


Commission file number    0-14633


         DAMSON/BIRTCHER REALTY INCOME FUND - II, LIMITED PARTNERSHIP
            (Exact name of registrant as specified in its charter)


                        Delaware                          13-3294820
            (State or other jurisdiction of            (I.R.S. Employer
             incorporation or organization)           Identification No.)


 27611 La Paz Road, P.O. Box A-1, Laguna Niguel, California    92677-0100
          (Address of principal executive offices)             (Zip Code)


                                  (714) 831-8031
              (Registrant's telephone number, including area code)


                                       N/A
              (Former name, former address and former fiscal year,
                         if changed since last report.)


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 12(g), 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                               Yes  /X/      No / /

           DAMSON/BIRTCHER REALTY INCOME FUND-II, LIMITED PARTNERSHIP

                         QUARTERLY REPORT ON FORM 10-Q
                  FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1994

                                     INDEX


                                                                                                                            Page
                                                                                                                            ----
PART I.          FINANCIAL INFORMATION

Item 1.          Financial Statements

                 Balance Sheets -
                 September 30, 1994 (Unaudited) and December 31, 1993 . . . . . . . . . . . . . . . . . . . . . . . .          3

                 Statements of Operations (Unaudited) -
                 Three and Nine Months Ended September 30, 1994 and 1993  . . . . . . . . . . . . . . . . . . . . . .          4

                 Statements of Cash Flows (Unaudited) -
                 Nine Months Ended September 30, 1994 and 1993  . . . . . . . . . . . . . . . . . . . . . . . . . . .          5

                 Notes to Financial Statements (Unaudited)  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          6

Item 2.          Management's Discussion and Analysis of
                 Financial Condition and Results of Operations  . . . . . . . . . . . . . . . . . . . . . . . . . . .          9


PART II.         OTHER INFORMATION  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         11

                         PART I.  FINANCIAL INFORMATION


ITEM 1.          FINANCIAL STATEMENTS


           DAMSON/BIRTCHER REALTY INCOME FUND-II, LIMITED PARTNERSHIP

                                 BALANCE SHEETS

                                                         September 30,              December 31,
                                                             1994                      1993
                                                         -------------              ------------
                                                          (Unaudited)                 (Note)
ASSETS


Investment in real estate, net:
   Land                                                  $  3,593,000               $ 3,593,000
   Buildings and improvements                              32,633,000                32,407,000
                                                         ------------               -----------
                                                           36,226,000                36,000,000
   Less accumulated depreciation                          (10,652,000)               (9,742,000)
                                                         ------------               -----------
                                                           25,574,000                26,258,000

Investment in Cooper Village Partners                       4,855,000                 4,922,000
Cash and cash equivalents                                   1,229,000                 1,000,000
Accounts receivable (net of allowance for
   doubtful accounts of $40,000 in 1994 and
   $23,000 in 1993)                                           105,000                    50,000
Deferred rent receivable                                      403,000                   200,000
Prepaid expenses and other assets                             206,000                   307,000
                                                         ------------               -----------

                                                         $ 32,372,000               $32,737,000
                                                         ============               ===========

LIABILITIES AND PARTNERS' CAPITAL

Accounts payable and accrued liabilities                 $    712,000               $   690,000
                                                         ------------               -----------
   Total liabilities                                          712,000                   690,000

Commitments and contingencies                                       -                         -
Partners' capital:
  Limited Partners                                         31,796,000                32,179,000
   General Partners                                          (136,000)                 (132,000)
                                                         ------------               -----------
                                                           31,660,000                32,047,000
                                                         ------------               -----------
                                                         $ 32,372,000               $32,737,000
                                                         ============               ===========


Note: The balance sheet at December 31, 1993 has been prepared from the audited financial statements as of that date.


The accompanying notes are an integral part of these financial statements.

           DAMSON/BIRTCHER REALTY INCOME FUND-II, LIMITED PARTNERSHIP
                            STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                            Three Months Ended                         Nine Months Ended
                                               September 30,                             September 30,
                                       ------------------------------          -----------------------------------
                                          1994               1993                  1994                  1993
                                       ----------         -----------          -----------            ------------
REVENUES

Rental income                          $1,134,000          $1,034,000          $ 3,456,000            $ 3,068,000
Interest income                            11,000               8,000               30,000                 24,000
                                       ----------          ----------          -----------            -----------
   Total revenues                       1,145,000           1,042,000            3,486,000              3,092,000
                                       ----------          ----------          -----------            -----------

EXPENSES

Operating expenses                        286,000             225,000              835,000                752,000
Real estate taxes                         172,000             138,000              556,000                589,000
Depreciation and amortization             321,000             314,000              969,000                909,000
General and administrative                138,000             180,000              473,000                663,000
                                       ----------          ----------          -----------            -----------
   Total expenses                         917,000             857,000            2,833,000              2,913,000
                                       ----------          ----------          -----------            -----------

Income before equity
   in earnings                            228,000             185,000              653,000                179,000

Equity in earnings of
   Cooper Village Partners                 50,000              21,000              154,000                132,000
                                       ----------          ----------          -----------            -----------
NET INCOME                             $  278,000          $  206,000          $   807,000            $   311,000
                                       ==========          ==========          ===========            ===========

NET INCOME
ALLOCABLE TO:

   General Partner                     $    3,000          $    2,000          $     8,000            $     3,000
                                       ==========          ==========          ===========            ===========
   Limited Partners                    $  275,000          $  204,000          $   799,000            $   308,000
                                       ==========          ==========          ===========            ===========


The accompanying notes are an integral part of these financial statements.

           DAMSON/BIRTCHER REALTY INCOME FUND-II, LIMITED PARTNERSHIP

                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                                    Nine Months Ended September 30,
                                                                                 ----------------------------------
                                                                                      1994                 1993
                                                                                 -----------           ------------
Cash flows from operating activities:
   Net income                                                                    $   807,000           $  311,000
Adjustments to reconcile net income to net cash provided by operating activities:
   Depreciation and amortization                                                     969,000              909,000
Equity in earnings of Cooper Village Partners                                       (154,000)            (132,000)
Changes in:
   Accounts receivable                                                               (55,000)              (2,000)
   Deferred rent receivable                                                         (203,000)             (28,000)
   Prepaid expenses and other assets                                                  43,000              (19,000)
   Accounts payable and accrued liabilities                                           22,000               15,000
   Due to affiliates                                                                       -              (13,000)
                                                                                 -----------           ----------

Net cash provided by operating activities                                          1,429,000            1,041,000

Cash flows from investing activities:
   Investment in real estate                                                        (226,000)            (440,000)
   Distributions received from
     Cooper Village Partners                                                         220,000              250,000
                                                                                 -----------           ----------
Net cash (used) by investing activities                                               (6,000)            (190,000)

Cash flows from financing activities:
   Distributions                                                                  (1,194,000)            (891,000)
                                                                                 -----------           ----------
Net cash used in financing activities                                             (1,194,000)            (891,000)

Net increase/(decrease) in cash and cash equivalents                                 229,000              (40,000)

Cash and cash equivalents, beginning of period                                     1,000,000            1,047,000
                                                                                 -----------           ----------

Cash and cash equivalents, end of period                                         $ 1,229,000           $1,007,000
                                                                                 ===========           ==========


The accompanying notes are an integral part of these financial statements.

           DAMSON/BIRTCHER REALTY INCOME FUND-II, LIMITED PARTNERSHIP


NOTES TO FINANCIAL STATEMENTS - UNAUDITED

(1)      Accounting Policies

         The financial statements of Damson/Birtcher Realty Income Fund-II, (the "Partnership") included herein have been prepared by the General Partner, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The financial statements include all adjustments which are of a normal recurring nature and, in the opinion of the General Partner, necessary for a fair presentation. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted, pursuant to the rules and regulations of the Securities and Exchange Commission. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Partnership's annual report on Form 10-K for the year ended December 31, 1993.


         Earnings Per Unit

         The Partnership Agreement does not designate investment interests in units. All investment interests are calculated on a "percent of Partnership" basis, in part to accommodate original reduced rates on sales commissions for subscriptions in excess of certain specified amounts.

         A Limited Partner who was charged a reduced sales commission, or no sales commission, was credited with proportionately larger Invested Capital and therefore had a disproportionately greater interest in the capital and revenues of the Partnership than a Limited Partner who paid commissions at a higher rate. As a result, the Partnership has no set unit value as all accounting, investor reporting and tax information is based upon each investor's relative percentage of Invested Capital. Accordingly, earnings or loss per unit is not presented in the accompanying financial statements.


         Reclassifications

         Certain reclassifications have been made to conform prior year amounts to the 1994 presentation.

           DAMSON/BIRTCHER REALTY INCOME FUND-II, LIMITED PARTNERSHIP

(1)      Accounting Policies (Cont'd)

         Investments in Real Estate

         Investment in real estate reflect an adjustment to the carrying value of real estate assets of $3,850,000. In May 1992, the General Partner obtained appraisals of the Partnership's properties from a qualified independent appraiser. Based upon these appraisals, management's intention to hold these real estate assets and current and anticipated market conditions, management estimated that three of the Partnership's properties, Atrium Place Office Building ($275,000), Creekridge Center ($3,150,000) and Kennedy Corporate Center-I ($425,000) had each experienced a permanent impairment of value as compared to their respective carrying values.

         In May 1994, the General Partner obtained updated appraisals from a qualified independent appraiser as required by the Partnership Agreement. The portfolio was appraised at an aggregate value of $34,968,000, which includes the Partnership's interest in Cooper Village Partners, which was appraised at $4,118,000 as of January 1, 1994.

(2)      Transactions with Affiliates

         The Partnership has no employees and, accordingly, the General Partner and its affiliates perform services on behalf of the Partnership in connection with administering the affairs of the Partnership. The General Partner and affiliates are reimbursed for their general and administrative costs actually incurred and associated with services performed on behalf of the Partnership. For the three months ended September 30, 1994 and 1993, the Partnership incurred approximately $27,000 and $34,000, respectively, of such expenses. For the nine months ended September 30, 1994 and 1993, such amounts were $86,000 and $105,000, respectively.

         Leasing fees for the three months ended September 30, 1994 and 1993, included charges of $22,000 and $5,000, respectively. For the nine months ended September 30, 1994 and 1993, such fees were $28,000 and $26,000, respectively, from the General Partner and its affiliates for leasing services rendered in connection with leasing space in a Partnership property after expiration or termination of any lease of such space including renewal options.

         The General Partner elected to terminate the Partnership's Property Management Agreement with Glenborough Management Corporation effective November 1, 1993. On that date, the General Partner caused the Partnership to enter into a new property management agreement with Birtcher Properties, an affiliate of the General Partner. The new contract encompasses terms at least as favorable to the Partnership as the terminated contract with Glenborough Management Corporation, and is

           DAMSON/BIRTCHER REALTY INCOME FUND-II, LIMITED PARTNERSHIP

(2)      Transactions with Affiliates (Cont'd)

         terminable by the Partnership upon 60 days' written notice to Birtcher Properties.

         Pursuant to the property management agreement, Birtcher Properties provides property management services with respect to the Partnership's properties and receives a fee for such services not to exceed 6% of the gross receipts from the properties under management, provided that leasing services are performed otherwise not to exceed 3%. Such fee for the three and nine months ended September 30, 1994, amounted to approximately $39,000 and $117,000, respectively. In addition, an affiliate of the General Partner received $30,000 and $93,000 for the three and nine months ended September 30, 1994, respectively, as reimbursement of costs of on-site property management personnel and other reimbursable costs.

         In addition to the aforementioned, the General Partner was also paid $13,000 and $39,000, related to the Partnership's portion (58%) of property management fees, leasing fees, reimbursement of on-site property management personnel and other reimbursable expenses for Cooper Village Partners for the three and nine months ended September 30, 1994, respectively.

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

         The amended Partnership Agreement provides for the Partnership's payment to the General Partner of an annual asset management fee equal to .75% of the aggregate appraised value of the Partnership's properties as determined by independent appraisal undertaken in January of each year. Such fees for the three months ended September 30, 1994 and 1993, were $58,000 and $58,000, respectively. For the nine months ended September 30, 1994 and 1993, such fees were $174,000 and $174,000, respectively. In addition to the aforementioned, the General Partner was also paid $23,000 and $23,000, respectively, related to the Partnership's portion (58%) of asset management fees for Cooper Village Partners for the nine months ended September 30, 1994 and 1993.

(3)      Commitments and Contingencies

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

           DAMSON/BIRTCHER REALTY INCOME FUND-II, LIMITED PARTNERSHIP



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         Liquidity and Capital Resources

         Since the completion of its acquisition program in December 1988, the Partnership has been engaged primarily in the operation of its properties. The Partnership intends to hold its properties as long-term investments, although properties may be sold at any time depending upon the General Partner's judgment of the anticipated remaining economic benefits of continued ownership. Working capital is provided principally from the operation of the Partnership's properties and the Partnership may incur mortgage indebtedness relating to such properties by borrowing funds primarily to fund capital improvements or to obtain sale or financing proceeds for distribution to the Partners.

         In May 1994, the General Partner obtained appraisals of the Partnership's properties from a qualified independent appraiser. The aggregate appraised value of the properties was reported at $34,968,000, which includes the Partnership's interest in Cooper Village Partners, which was appraised at $4,118,000, as of January 1, 1994.

         Distributions through September 30, 1994 represent cash flow generated from operation of the Partnership's properties and interest earned on the temporary investment of working capital net of capital requirements and fees paid to the General Partner. Future cash distributions will be made principally to the extent of cash flow attributable to the operation of the Partnership's properties net of fees and capital reserve requirements.

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

         Results of Operations for the Three Months Ended September 30, 1994 Compared With the Three Months Ended September 30, 1993 and for the Nine Months Ended September 30, 1994 Compared With the Nine Months Ended September 30, 1993

         The increases in rental income for the three and nine months ended September 30, 1994, as compared to the corresponding periods in 1993 were attributable to several factors. At Lakeland, three new leases commenced, in August 1993 with Copper and Brass Sales and Lamina Products and in August 1994 with Midwest Products & Engineering.
         These leases encompassed an aggregate of 39,360 square feet and increased 1994 rental income by an aggregate of $99,000 when compared to 1993. At Creekridge, Delta Dental's lease was successfully renegotiated in November 1993, which resulted in an additional 7,000-square foot occupancy for a 64-month term. Also, new leases commenced with

           DAMSON/BIRTCHER REALTY INCOME FUND-II, LIMITED PARTNERSHIP



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Cont'd)

         Results of Operations for the Three Months Ended September 30, 1994 Compared With the Three Months Ended September 30, 1993 and for the Nine Months Ended September 30, 1994 Compared With the Nine Months Ended September 30, 1993 (Cont'd)

         Title One in December 1993, Global Access and Independent Pension Consultant in January 1994. The expansion of Delta Dental lease and these three new leases increased 1994 rental revenues by an aggregate of $97,000. At Kennedy Corporate Center, expansion of four existing tenants and commencement of a new lease with M.Z.M., Inc. dba Account Source in May 1994, resulted increase in rental income by $53,000 in 1994. In addition to the aforementioned, operating expense recoveries were higher at Lakeland Industrial park ($48,000) and Kennedy Corporate Center ($68,000).

         Interest income resulted from the temporary investment of Partnership working capital. The increase for the three and nine months ended September 30, 1994, as compared to the corresponding period in 1993, was attributable to an increased level of average working capital and a higher rate-of-return on short-term investments.

         The increase in operating expenses for the three and nine months ended September 30, 1994, as compared to the corresponding period in 1993, was primarily attributable to increase in building repairs and maintenance ($45,000), HVAC repairs and maintenance ($19,000) and utility costs ($14,000) at Creekridge during 1994.

         The increase in real estate taxes for the three months ended September 30, 1994, as compared to the corresponding period in 1993, was primarily attributable to higher tax assessment at Kennedy Corporate Center.

         The decrease in real estate taxes for the nine months ended September 30, 1994, as compared to the corresponding period in 1993, was as a result of lower tax assessments resulting from successful tax appeals at Creekridge.

         General and administrative expenses for the nine months ended September 30, 1994 and 1993, include $287,000 and $305,000, respectively, of charges from the General Partner and its affiliates for services rendered in connection with administering the affairs of the Partnership and operating the Partnership's properties. Also included in general and administrative expenses for the nine months ended September 30, 1994 and 1993, are direct charges of $186,000 and $358,000, respectively, relating to audit and tax return preparation fees, annual appraisal fees, legal fees, insurance expense, costs incurred in providing information to the Limited Partners and other miscellaneous costs.

           DAMSON/BIRTCHER REALTY INCOME FUND-II, LIMITED PARTNERSHIP


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Cont'd)

         Results of Operations for the Three Months Ended September 30, 1994 Compared With the Three Months Ended September 30, 1993 and for the Nine Months Ended September 30, 1994 Compared With the Nine Months Ended September 30, 1993 (Cont'd)

         The decrease in general and administrative expenses for the nine months ended September 30, 1994, as compared to the corresponding period in 1993, was primarily attributable to a decrease in legal and professional services, postage and mailing expenses and printing costs associated with the amendment of the Partnership Agreement, which occurred in 1993.



                          PART II.  OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

         So far as is known to the General Partner, neither the Partnership nor its properties are subject to any material pending legal proceedings.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         a)      Exhibits:

                 None.

         b)      Reports on Form 8-K:

                 None filed in quarter ended September 30, 1994.

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

                                                        By:    BIRTCHER LIMITED,
                                                               a California limited partnership,
                                                               General Partner of Birtcher Investments

                                                               By:   BREICORP,
                                                                     a California corporation,
                                                                     formerly known as Birtcher
                                                                     Real Estate Inc., General
                                                                     Partner of Birtcher Limited

Date:  November 10, 1994                                             By:   /s/ Robert M. Anderson
                                                                           ----------------------
                                                                           Robert M. Anderson
                                                                           Executive Director
                                                                           BREICORP

                                           By:   LF Special Fund I, L.P.,
                                                  a California limited partnership

                                                 By:   Liquidity Fund Asset Management, Inc.,
                                                       a California corporation, General
                                                       Partner of LF Special Fund I, L.P.

Date:  November 10, 1994                               By:   /s/ Brent R. Donaldson
                                                             -------------------------------------
                                                             Brent R. Donaldson
                                                             President
                                                             Liquidity Fund Asset Management, Inc.


