Form 10-K
DAMSON BIRTCHER REALTY INCOME FUND II LTD PARTNERSHIP
filed 1995-03-31
CIK 773915

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                                   FORM 10-K

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                           OF THE SECURITIES EXCHANGE
                                  ACT OF 1934

For the fiscal year ended December 31, 1994       COMMISSION FILE NUMBER 0-14633


                     DAMSON/BIRTCHER REALTY INCOME FUND-II,
                              LIMITED PARTNERSHIP

             (Exact name of registrant as specified in its charter)

          Delaware                                               13-3294820
          --------                                               ----------
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                            Identification Number)

27611 La Paz Road, Laguna Niguel, California                       92656
--------------------------------------------                       -----
  (Address of principal executive offices)                       (Zip Code)

                                 (714) 831-8031
                        (Registrant's telephone number)


          Securities registered pursuant to Section 12(b) of the Act:

                                                          Name of each exchange
Title of each class                                        on which registered
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

                               Yes  X      No ___

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

        ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 1994


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

The Partnership's objectives in operating the properties are: (i) to make regular quarterly cash distributions to the Partners, of which a portion will be tax sheltered; (ii) to achieve capital appreciation over a holding period of at least five years; and (iii) to preserve and protect the Partnership's capital. An Information Statement, dated May 5, 1993, mandates that the General Partner shall seek a vote of the Limited Partners no later than December 31, 1996, regarding prompt liquidation of the Partnership in the event that properties with appraised values as of January 1993, which constituted at least one-half of the aggregate appraised values of all Partnership properties as of that date, are not sold or under contract for sale by the end of 1996.

The Partnership derives most of its revenue from rental income. Both Iomega Corporation and Delta Dental Corporation represent significant portions of such income. Rental income from Iomega Corporation totaled $1,207,000 in 1994, $1,209,000 in 1993 and $1,196,000 in 1992, or approximately 26%, 29% and 30%, respectively, of the Partnership's total rental income. Rental income from Delta Dental Corporation totaled $694,000 in 1994, $643,000 in 1993 and $645,000 in 1992, or approximately 15%, 16% and 16%, respectively, of the Partnership's total rental income.

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

                    DAMSON/BIRTCHER REALTY INCOME FUND-II,
                             LIMITED PARTNERSHIP
Item 2.  PROPERTIES


                                                                                                           Number of
                                                                                            Net             Tenant       Percentage
                               Approximate                                                Rentable          Leases        Occupied
                                 Purchase                                                 Area in            as of          as of
Name/Location/Date Acquired      Price(1)              Description                        Sq. Ft.          12/31/94       12/31/94
------------------------------------------------------------------------------------------------------------------------------------
Atrium Place                   $ 2,230,000      A single-story office building             23,970              9            51%
Arlington Heights, Illinois                     located on 1.74 acres of land.
December 19, 1985

Lakeland Industrial Park,        5,875,000      Nine one-story office/warehouse           209,840             12            79%
  Phases I-IV                                   buildings located on 11.27 acres
Milwaukee, Wisconsin                            of land.
December 19, 1985 and
November 25, 1986

Kennedy Corporate Center,        4,599,000      Three-story office building                39,933              8            90%
  Phase I                                       located on 2.8 acres of land.
Palatine, Illinois
January 8, 1986

Iomega/Northpointe Center        7,980,000      Seven industrial/office buildings         210,165              6            90%
Roy, Utah                                       located on 16.6 acres of land.
January 31, 1986

Ladera Shopping Center,          2,889,000      A neighborhood retail shopping             35,094              6           100%
  Phase II                                      center located on 3.8 acres of land.
Albuquerque, New Mexico
February 7, 1986

Creekridge Center               11,865,000      Two three-story office buildings           81,835             13            90%
Bloomington, Minnesota                          located on 5 acres of land.
September 23, 1986

Cooper Village                   4,789,000(2)   A single-story shopping center             59,978(2)          21            95%
Mesa, Arizona                                   located on 10.88 acres of land.
December 30, 1987 and
December 30, 1988
                               -----------                                                -------

TOTAL                          $40,227,000                                                660,815
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

        (2) An interest in Cooper Village was acquired by the Partnership through a general partnership, Cooper Village Partners ("CV Partners") consisting of the Partnership and Real Estate Income Partners III, Limited Partnership, an affiliated limited partnership. At December 31, 1994, the Partnership had a 58% interest in CV Partners. (See Note 3 to Financial Statements in Item 8 for a further discussion of the Partnership's interest in CV Partners.) The amounts shown herein for approximate purchase price and net rentable square feet represent 58% of the respective amounts for CV Partners.

Item 3.          LEGAL PROCEEDINGS

The Partnership is not a party to any pending legal proceedings, other than ordinary routine litigation incidental to its business. It is the General Partner's belief that the outcome of these proceedings will not be material to the business, financial condition, or results of operations of the Partnership.

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

As of February 28, 1995, the number of holders of the Partnership's interests is as follows:

                                  General Partner                                   1
                                  Limited Partners                              7,185
                                                                                -----
                                                                                7,186
                                                                                =====

The Partnership makes quarterly cash distributions to its partners out of distributable cash pursuant to the Partnership's Agreement of Limited Partnership. Distributable cash is generally paid 99% to the Limited Partners and 1% to the General Partner.

The Partnership has paid the following quarterly cash distributions to its Limited Partners:



CALENDAR
QUARTERS                   1990           1991             1992            1993           1994          1995
--------------------------------------------------------------------------------------------------------------
First                    $842,000       $524,000         $416,000        $420,000       $358,000      $442,000
Second                    756,000        394,000          372,000         262,000        421,000             -
Third                     551,000        394,000          457,000         200,000        405,000             -
Fourth                    525,000        394,000          430,000         289,000        465,000             -

The Limited Partners and the General Partner are entitled to receive quarterly cash distributions, as available, in the future.

Item 6.         SELECTED FINANCIAL DATA


                                                                Year Ended December 31,
                               ---------------------------------------------------------------------------------------
                                  1994               1993               1992                1991               1990
                               ---------------------------------------------------------------------------------------
 Total Revenues                $4,637,000         $4,181,000        $ 4,043,000          $4,173,000         $4,578,000
                               ==========         ==========        ===========          ==========         ==========
 Net Income (Loss):
   General Partner             $    5,000         $    5,000        $   (34,000)         $    2,000         $   10,000
   Limited Partners            $  457,000         $  541,000        $(3,343,000)         $  204,000         $1,040,000
                               ----------         ----------        ------------         ----------         ----------
                               $  462,000         $  546,000        $(3,377,000)         $  206,000         $1,050,000
                               ==========         ==========        ============         ==========         ==========

 Total Distributions:
   General Partner             $   17,000         $   12,000        $    17,000          $   17,000         $   27,000
                               ==========         ==========        ===========          ==========         ==========

   Limited Partners            $1,649,000         $1,171,000        $ 1,675,000          $1,706,000         $2,674,000
                               ==========         ==========        ===========          ==========         ==========

                     DAMSON/BIRTCHER REALTY INCOME FUND-II,
                               LIMITED PARTNERSHIP

Item 6.         SELECTED FINANCIAL DATA (Cont'd.)



                                                 December 31,
                  ---------------------------------------------------------------------------
                      1994            1993            1992            1991            1990
                  ---------------------------------------------------------------------------
 Total Assets     $31,496,000     $32,737,000     $33,483,000     $38,516,000     $39,957,000
                  ===========     ===========     ===========     ===========     ===========



Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Capital Resources and Liquidity

The Partnership completed its acquisition program in December 1988 and is principally engaged in the operation of its properties. The Partnership intends to hold its properties as long-term investments, although properties may be sold at any time, depending upon the General Partner's judgment of the anticipated remaining economic benefits of continued ownership. That notwithstanding, the Information Statement, dated May 5, 1993, as described below, mandates that the General Partner shall seek a vote of the Limited Partners no later than December 31, 1996, regarding prompt liquidation of the Partnership in the event that properties with appraised values as of January 1993, which constituted at least one-half of the aggregate appraised values of all Partnership properties as of that date, are not sold or under contract for sale by the end of 1996. Working capital is and will be principally provided from the operation of the Partnership's properties and the working capital reserve established for the properties. The Partnership may incur mortgage indebtedness relating to such properties by borrowing funds primarily to fund capital improvements or to obtain financing proceeds for distribution to the partners.

Distributions for the year ended December 31, 1994, represent net cash flow from operations of the Partnership's properties and interest earned on the temporary investment of working capital, reduced by current year capital reserve requirements. Future cash distributions will be made principally to the extent of cash flow attributable to the operations of the Partnership's properties after capital reserve requirements. See Item 5 for a description of the Partnership's distribution history. The Partnership believes that the cash generated from its operations will provide the Partnership the funds necessary to meet all of its ordinary obligations.

Certain of the Partnership's properties are not fully leased. The Partnership is actively marketing the vacant space in these properties, subject to the competitive environment in each of the market areas. To the extent the Partnership is not successful in maintaining or increasing occupancy levels at these properties, the Partnership's future cash flow and distributions may be reduced.

On June 24, 1993, the Partnership completed its solicitation of written consents from its Limited Partners. A majority in interest of the Partnership's Limited Partners approved each of the proposals contained in the Information Statement, dated May 5, 1993. Those proposals have been implemented by amending the Partnership Agreement as contemplated by the Information Statement. The amendments include, among other things, the future payment of asset management and leasing fees to the General Partner and the elimination of the General Partner's residual interest and deferred leasing fees that were previously subordinated to return of the Limited Partners' 9% Preferential Return. See Item 8, Note 4 to the Financial Statements for discussion of fees paid to the General Partner for the year ended December 31, 1994.

January 1, 1995 Property Appraisals and Net Asset Value

In accordance with the terms of the Partnership Agreement, each year the Partnership secures an independent appraisal of each of the Partnership's properties as of January 1. In past years, the independent appraiser has estimated each property's "Investment Value," utilizing a seven to ten-year cash flow model to estimate value based upon an income approach.

The amendment to the Partnership Agreement consented to by the Limited Partners in June 1993 mandates, among other things, that the General Partner seek a vote of (and provide an analysis and recommendation to) the Limited Partners no later than December 31, 1996 regarding the prompt liquidation of the Partnership in the event that properties with (then) current appraised values constituting at least one-half of the total (then) current appraised values of all of the Partnership's properties are not sold or under contract for sale by the end of 1996.

Given this mandate, the General Partner has requested that the appraiser provide an assessment of value that reflects a shorter investment holding term. Although the General Partner does not currently have a specific liquidation plan for the Partnership's properties, it requested that the appraiser assume that the entire portfolio would be sold over the next four years.

Using the shorter-term investment methodology that is consistent with the mandate of the 1993 amendment to the Partnership Agreement, the appraiser estimated the value of the Partnership's properties at January 1, 1995 to be $31,035,000, or $5,901 per $10,000 original investor subscription.

The foregoing appraised value of the properties indicates an estimated net asset value of the Partnership of $32,200,000 or $6,123 per $10,000 of original investor subscription. (Net asset value represents the appraised value of the Partnership's properties, cash, and other assets, less all liabilities.) This equates to a net asset value of $306 per $500 par value of Partnership Interest. This compares to original purchase prices aggregating $7,716 and the January 1, 1994 appraised value of $6,649 per $10,000 of original investor subscription. Had the previously used appraisal methodology, which assumes a seven to ten-year holding period, been employed, the estimated net asset value would have been $6,729 per $10,000 of original investor subscription.

                     DAMSON/BIRTCHER REALTY INCOME FUND-II,
                               LIMITED PARTNERSHIP


Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Cont'd.)

Results of Operations

Year Ended December 31, 1994

The increase in rental income for the year ended December 31, 1994, as compared to 1993, was attributable to several factors. At Creekridge, Delta Dental's lease was successfully renegotiated in November 1993, which resulted in an additional 7,000-square foot occupancy for a 64-month term. In addition, three new leases commenced: Title One in December 1993, and Global Access and Independent Pension Consultants in January 1994. With the expansion of Delta Dental's lease and three new leases, 1994 rental income and operating expense recoveries increased by an aggregate of $138,000. At Kennedy Corporate Center, expansion of four existing tenants and commencement of a new lease with M.Z.M., Inc. in May 1994, increased rental income and operating expense recoveries by $192,000. Also, a tenant lease settlement of $25,000 was received from Wolowicki upon termination of its lease. At Lakeland, five new leases commenced: in August 1993 with Copper & Brass Sales, in July 1994 with Midwest Anodizing Corp., in August 1994 with Midwest Products & Engineering, in September 1994 with the Courtney Company and in November 1994 with Barefoot Grass Lawn. These leases encompassed an aggregate of 51,840 square feet and increased 1994 rental income and operating expenses recoveries by an aggregate of $74,000.

Interest income resulted from the temporary investment of Partnership working capital. The increase for the year ended December 31, 1994, as compared to 1993, was attributable to an increase in working capital and a higher rate of return on short-term investments.

The increase in operating expenses for the year ended December 31, 1994, as compared to 1993, was primarily attributable to an increase in roof replacement and repairs at Iomega ($15,000), an increase in legal and professional services relating to a minor tenant dispute and real estate tax appeal ($29,000) at Atrium, Lakeland and Ladera-II, an increase in building repairs, cleaning costs and maintenance ($22,000), HVAC repairs and maintenance ($22,000) and electricity costs ($24,000) at Creekridge.

The decrease in real estate taxes for the year ended December 31, 1994, as compared to 1993, was primarily attributable to a lower tax assessment at Lakeland and Creekridge. The aforementioned decreases were partially offset by a higher tax assessment at Kennedy Corporate Center.

General and administrative expenses for the year ended December 31, 1994 included charges of $372,000 from the General Partner and its affiliates for services rendered in connection with administering the affairs of the Partnership and operating the Partnership's properties. Also included in general and administrative expenses are direct charges of $266,000 relating to audit and tax preparation fees, annual appraisals fees, legal fees, insurance, costs incurred in providing information to the Limited Partners and other miscellaneous costs.

The decrease in general and administrative expenses for the year ended December 31, 1994, as compared to 1993, was primarily attributable to a decrease in legal and professional services, consultant fees, printing, postage and mailing expenses relating to the Partnership's solicitation of the Limited Partners for the Information Statement administered in 1993. In addition, the charge for reimbursement of certain General Partner expenses allocated to the Partnership decreased in 1994.

Provision is made for impairment loss if the General Partner determines that the carrying amount of the Partnership's investment in a real estate asset may not be recoverable. The General Partner obtains third party appraisals on the Partnership's properties as required by the Partnership Agreement. If these appraisals indicate that certain of the Partnership's properties have market values below their then-current carrying values, management considers the appraisals and analyzes the current and anticipated market conditions of the respective properties and determines if an impairment has occurred. At December 31, 1994, after evaluation of Atrium Place, management estimated a $600,000 impairment of value as compared to its respective carrying value.

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

The decrease in real estate taxes for the year ended December 31, 1993, as compared to 1992, was primarily attributable to a lower tax assessment at Atrium and Kennedy Corporate Center. The aforementioned decreases were partially offset by an increase in real estate tax expense at Creekridge. The increase was a result of a $134,000 tax refund in 1992, which had the effect of lowering 1992 tax expense.

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

General and administrative expenses for the year ended December 31, 1993 included charges of $423,000 from the General Partner and its affiliates for services rendered in connection with administering the affairs of the Partnership and operating the Partnership's properties. Also included in general and administrative expenses are direct charges of $414,000 relating to audit and tax preparation fees, annual appraisal fees, legal fees, insurance, costs incurred in providing information to the Limited Partners and other miscellaneous costs.

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

                     DAMSON/BIRTCHER REALTY INCOME FUND-II,
                               LIMITED PARTNERSHIP

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Cont'd.)

Results of Operations (Cont'd.)

Year Ended December 31, 1993 (Cont'd.)

The General Partner elected to terminate the Partnership's Property Management Agreement with Glenborough Management Corporation ("Glenborough") effective November 1, 1993. On that date, the General Partner caused the Partnership to enter a new property management agreement with Birtcher Properties, an affiliate of the General Partner. Pursuant to the Partnership Management Agreement, Birtcher Properties will act as the Partnership's exclusive agent to operate, rent, manage and maintain the Partnership's properties. In its capacity as property manager for the Partnership's properties, Birtcher Properties will perform substantially the same services that Glenborough performed during the previous two-year period at fees similar to (and not larger than) the fees it used to pay Glenborough, plus certain costs associated with property management, as before. The contract is terminable upon a minimum of 60 days' written notice by either party. As before, the General Partner will continue to oversee the day-to-day management of the Partnership.

Year Ended December 31, 1992

The decrease in rental income for the year ended December 31, 1992, as compared to 1991, was attributable to several factors. At Lakeland, three substantial tenants downsized and consolidated their operations at another site. The lost tenancy resulted in a net decrease to rental income of $312,000 for 1992. In addition, operating expense recoveries declined at Atrium Place by $92,000 due to the reconciliation of 1991 recoveries, a reduced real estate tax assessment and lower operating expenses incurred during 1992. The aforementioned decreases were partially offset by the substantial increase in occupancy from 44%, in September 1991, to the December 1992 level of 70% at Creekridge Center in Bloomington, Minnesota. The increase in occupancy at Creekridge Center resulted in $216,000 of additional rental income for 1992.

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

At December 31, 1992, after evaluation of the Atrium Place, Creekridge Center and Kennedy Corporate Center-I, management estimated an aggregate $3,850,000 impairment of value as compared to their respective carrying values.

Item 8.         FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                     DAMSON/BIRTCHER REALTY INCOME FUND-II
                               LIMITED PARTNERSHIP

                  INDEX TO FINANCIAL STATEMENTS AND SCHEDULES

                                                                                Page
                                                                                ----
Independent Auditors' Report  . . . . . . . . . . . . . . . . . . . . . . . . .  F-2

Financial Statements:

        Balance Sheets as of December 31, 1994 and 1993   . . . . . . . . . . .  F-3

        Statements of Operations for the Years Ended December 31, 1994,
        1993 and 1992   . . . . . . . . . . . . . . . . . . . . . . . . . . . .  F-4

        Statements of Changes in Partners' Capital for the Years Ended
        December 31, 1994, 1993 and 1992  . . . . . . . . . . . . . . . . . . .  F-5

        Statements of Cash Flows for the Years Ended December 31, 1994,
        1993 and 1992   . . . . . . . . . . . . . . . . . . . . . . . . . . . .  F-6

        Notes to Financial Statements   . . . . . . . . . . . . . . . . . . . .  F-7

Schedules:

        III - Real Estate and Accumulated Depreciation as of
        December 31, 1994   . . . . . . . . . . . . . . . . . . . . . . . . . . F-16


Information required by other schedules called for under Regulation S-X is either not applicable or is included in the financial statements.


                            COOPER VILLAGE PARTNERS
                            (A GENERAL PARTNERSHIP)

                  INDEX TO FINANCIAL STATEMENTS AND SCHEDULES

Independent Auditors' Report  . . . . . . . . . . . . . . . . . . . . . . . . . F-19

Financial Statements:

        Balance Sheets as of December 31, 1994 and 1993   . . . . . . . . . . . F-20

        Statements of Operations for the Years Ended
        December 31, 1994, 1993 and 1992  . . . . . . . . . . . . . . . . . . . F-21

        Statements of Changes in Partners' Capital for the Years
        Ended December 31, 1994, 1993 and 1992  . . . . . . . . . . . . . . . . F-22

        Statements of Cash Flows for the Years Ended
        December 31, 1994, 1993 and 1992  . . . . . . . . . . . . . . . . . . . F-23

        Notes to Financial Statements   . . . . . . . . . . . . . . . . . . . . F-24

Schedules:

        III - Real Estate and Accumulated Depreciation as of
        December 31, 1994   . . . . . . . . . . . . . . . . . . . . . . . . . . F-28


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

                     DAMSON/BIRTCHER REALTY INCOME FUND-II,
                               LIMITED PARTNERSHIP

                          INDEPENDENT AUDITORS' REPORT


To Birtcher/Liquidity Properties, as General Partner of
Damson/Birtcher Realty Income Fund-II, Limited Partnership:




We have audited the financial statements of Damson/Birtcher Realty Income Fund-II, Limited Partnership as listed in the accompanying index. In connection with our audits of the financial statements, we also have audited the financial statement schedule listed in the accompanying index. These financial statements and the financial statement schedule are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Damson/Birtcher Realty Income Fund-II, Limited Partnership as of December 31, 1994 and 1993, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 1994, in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.




                                                           KPMG Peat Marwick LLP

Orange County, California
January 25, 1995, except as to
   Note 8, which is as of
   February 28, 1995

                     DAMSON/BIRTCHER REALTY INCOME FUND-II,
                               LIMITED PARTNERSHIP

                                 BALANCE SHEETS




                                                                                     DECEMBER 31,
                                                                        -------------------------------------
                                                                            1994                     1993
                                                                        -------------------------------------
ASSETS
------

Investments in real estate, net:
   Land                                                                 $  3,506,000              $ 3,593,000
   Buildings and improvements                                             32,309,000               32,407,000
                                                                        ------------              -----------
                                                                          35,815,000               36,000,000

     Less accumulated depreciation                                       (10,954,000)              (9,742,000)
                                                                        ------------              -----------
                                                                          24,861,000               26,258,000

Investment in Cooper Village Partners                                      4,817,000                4,922,000
Cash and cash equivalents                                                  1,058,000                1,000,000
Accounts receivable (net of allowance for
   doubtful accounts of $23,000 in 1994
   and 1993)                                                                  31,000                   50,000
Accrued rent receivable                                                      471,000                  200,000
Prepaid expenses and other assets                                            258,000                  307,000
                                                                        ------------              -----------

                                                                        $ 31,496,000              $32,737,000
                                                                        ============              ===========

LIABILITIES AND PARTNERS' CAPITAL
---------------------------------

Accounts payable and accrued liabilities                                $    653,000              $   690,000
                                                                        ------------              -----------

Partners' capital:
  Limited Partners                                                        30,987,000               32,179,000
  General Partner                                                           (144,000)                (132,000)
                                                                        ------------              -----------
                                                                          30,843,000               32,047,000
                                                                        ------------              -----------

Commitments and contingencies                                                      -                        -
                                                                        ------------              -----------

                                                                        $ 31,496,000              $32,737,000
                                                                        ============              ===========





The accompanying notes are an integral part of these Financial Statements.

                     DAMSON/BIRTCHER REALTY INCOME FUND-II,
                               LIMITED PARTNERSHIP

                            STATEMENTS OF OPERATIONS




                                                                      FOR THE YEARS ENDED DECEMBER 31,
                                                               ----------------------------------------------
                                                                  1994               1993             1992
                                                               ----------------------------------------------
REVENUES:
   Rental income                                               $4,569,000         $4,132,000      $ 3,988,000
   Interest and other income                                       68,000             49,000           55,000
                                                               ----------         ----------      -----------

     Total revenues                                             4,637,000          4,181,000        4,043,000
                                                               ----------         ----------      -----------


EXPENSES:
   Operating expenses                                           1,139,000          1,011,000        1,044,000
   Real estate taxes                                              705,000            715,000          814,000
   Depreciation and amortization                                1,290,000          1,229,000        1,371,000
   General and administrative                                     638,000            837,000          522,000
   Adjustment to carrying value of
     real estate                                                  600,000                  -        3,850,000
                                                              -----------         ----------      -----------

     Total expenses                                             4,372,000          3,792,000        7,601,000
                                                              -----------         ----------      -----------

Income (loss) before equity in earnings
  of Cooper Village Partners                                      265,000            389,000       (3,558,000)

Equity in earnings of
  Cooper Village Partners                                         197,000            157,000          181,000
                                                               ----------         ----------      -----------

NET INCOME (LOSS)                                              $  462,000         $  546,000      $(3,377,000)
                                                               ==========         ==========      ===========

NET INCOME (LOSS) ALLOCABLE TO:

   General Partner                                             $    5,000         $    5,000      $   (34,000)
                                                               ==========         ==========      ===========

   Limited Partners                                            $  457,000         $  541,000      $(3,343,000)
                                                               ==========         ==========      ===========





The accompanying notes are an integral part of these Financial Statements.

                     DAMSON/BIRTCHER REALTY INCOME FUND-II,
                               LIMITED PARTNERSHIP


                   STATEMENTS OF CHANGES IN PARTNERS' CAPITAL




                                                                    FOR THE YEARS ENDED DECEMBER 31,
                                                                           1994, 1993 AND 1992
                                                            -----------------------------------------------
                                                             GENERAL           LIMITED
                                                             PARTNER           PARTNERS            TOTAL
                                                            -----------------------------------------------
Balance, December 31, 1991                                  $ (74,000)       $37,827,000        $37,753,000

   Net loss                                                   (34,000)        (3,343,000)        (3,377,000)
   Distributions                                              (17,000)        (1,675,000)        (1,692,000)
                                                            ---------        -----------        -----------


Balance, December 31, 1992                                   (125,000)        32,809,000         32,684,000

   Net income                                                   5,000            541,000            546,000
   Distributions                                              (12,000)        (1,171,000)        (1,183,000)
                                                            ---------        -----------        -----------


Balance, December 31, 1993                                  $(132,000)       $32,179,000        $32,047,000

   Net income                                                   5,000            457,000            462,000
   Distributions                                              (17,000)        (1,649,000)        (1,666,000)
                                                            ---------        -----------        -----------

Balance, December 31, 1994                                  $(144,000)       $30,987,000        $30,843,000
                                                            =========        ===========        ===========





The accompanying notes are an integral part of these Financial Statements.

                     DAMSON/BIRTCHER REALTY INCOME FUND-II,
                               LIMITED PARTNERSHIP


                            STATEMENTS OF CASH FLOWS




                                                                     FOR THE YEARS ENDED DECEMBER 31,
                                                              ----------------------------------------------
                                                                 1994              1993             1992
                                                              ----------------------------------------------
Cash flows from operating activities:
Net income (loss)                                             $  462,000        $  546,000       $(3,377,000)
Adjustments to reconcile net income
   (loss) to net cash provided by
   operating activities:
   Depreciation and amortization                               1,290,000         1,229,000         1,371,000
   Equity in earnings of Cooper
     Village Partners                                           (197,000)         (157,000)         (181,000)
   Adjustment to carrying value of
     real estate                                                 600,000                 -         3,850,000
Changes in:
   Accounts receivable                                            19,000            36,000           (13,000)
   Accrued rent receivable                                      (271,000)          (48,000)          (76,000)
   Prepaid expenses and other assets                             (29,000)         (164,000)          (65,000)
   Accounts payable and accrued
     liabilities                                                 (37,000)          (96,000)           23,000
   Due to affiliates                                                   -           (13,000)           13,000
                                                              ----------        ----------       -----------
Net cash provided by operating
   activities                                                  1,837,000         1,333,000         1,545,000
                                                              ----------        ----------       -----------
Cash flows from investing activities:
   Investments in real estate                                   (415,000)         (527,000)         (171,000)
   Distributions received from
    Cooper Village Partners                                      302,000           330,000           336,000
                                                              ----------        ----------       -----------
Net cash provided by (used in)
 investing activities                                           (113,000)         (197,000)          165,000
                                                              ----------        ----------       -----------
Cash flows from financing activities:
   Distributions                                              (1,666,000)       (1,183,000)       (1,692,000)
                                                              ----------        ----------       -----------
Net increase (decrease) in cash and
   cash equivalents                                                58,000          (47,000)           18,000

Cash and cash equivalents, beginning
   of year                                                     1,000,000         1,047,000         1,029,000
                                                              ----------        ----------       -----------

Cash and cash equivalents, end of year                        $1,058,000        $1,000,000       $ 1,047,000
                                                              ==========        ==========       ===========





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

        The amendment modifies the Partnership Agreement to eliminate the General Partner's 10% subordinated interest in distributions of Distributable Cash (net cash from operations) and to reduce its subordinated interest in such distributions from 10% to 1%. The amendment also modifies the Partnership Agreement to eliminate the General Partner's 10% subordinated interest in Sale or Financing Proceeds (net cash from sale or financing of Partnership property) and to reduce its subordinated interest in such proceeds from 15% to 1%.
        In lieu thereof, the Partnership Agreement now provides for the Partnership's payment to the General Partner of an annual asset management fee equal initially to .75% of the aggregate appraised value of the Partnership's properties. At January 1, 1994 and 1993, the portfolio was appraised at an aggregate value of approximately $34,968,000 (unaudited) and $34,965,000 (unaudited), respectively, which includes the Partnership's interest in Cooper Village Partners which was appraised at $4,118,000 and $4,060,000, respectively. The factor used to calculate the annual asset management fee will be reduced by .10% each year beginning after December 31, 1996 (e.g., from .75% in 1996 to .65% in 1997).

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

        The unpaid 9% Preferential Return to the Limited Partners aggregates approximately $21,215,000 as of December 31, 1994.

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

        The Partnership's original investment objectives contemplated that it would hold its properties for a period of at least five years, with decisions about the actual timing of property sales or other dispositions to be left to the General Partner's discretion based on the anticipated remaining economic benefits of continued ownership and other factors. Although the current market for real estate is depressed, the General Partner is committed to selling the Partnership's properties as soon as reasonably practicable. To that end, the amendment mandates that the General Partner seek a vote of the Limited Partners no later than December 31, 1996 regarding the prompt liquidation of the Partnership in the event that properties with appraised values as of January 1993 which constituted at least one-half of the aggregate appraised value of all Partnership properties as of that date are not sold or under contract for sale by the end of 1996. In conjunction with the vote, the General Partner will provide an analysis and recommendation regarding the advisability of liquidating the Partnership.

(2)     Summary of Significant Accounting Policies

        Carrying Value of Real Estate

        Provision is made for impairment loss if the General Partner determines that the carrying amount of the Partnership's investment in a real estate asset may not be recoverable. The General Partner obtains third party appraisals on the Partnership's properties as required by the Partnership Agreement. If these appraisals indicate that certain of the Partnership's properties have market values below their then-current carrying values, management considers the appraisals and analyzes the current and anticipated market conditions of the respective properties and determines if an impairment has occurred.

        At December 31, 1994, after evaluation of the Atrium Place, management estimated a $600,000 impairment of value as compared to its respective carrying value. At December 31, 1992, after evaluation of the Atrium Place, Creekridge Center and Kennedy Corporate Center-I, management estimated an aggregate $3,850,000 impairment of value as compared to their respective carrying values.

        Cash and Cash Equivalents

        The Partnership invests its excess cash balances in short-term investments (cash equivalents). These investments are stated at cost, which approximates market, and consist of money market, certificates of deposit and other non-equity-type cash investments. Cash equivalents at December 31, 1994 and 1993, totaled $973,000 and $926,000, respectively. Cash equivalents are defined as temporary non-equity investments with original maturities of three months or less, which can be readily converted into cash and are not subject to changes in market value.

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

        Following are the Partnership's assets and liabilities as determined in accordance with generally accepted accounting principles ("GAAP") and for federal income tax reporting purposes at December 31:

                                           1994                                        1993

                        GAAP Basis             Tax Basis            GAAP Basis             Tax Basis
                                              (Unaudited)                                 (Unaudited)
------------------------------------------------------------------------------------------------------------
 Total Assets           $31,496,000           $38,570,000           $32,737,000           $39,811,000
 Total
 Liabilities            $   653,000           $   653,000           $   690,000           $   690,000


        Following are the differences between Financial Statement and tax return income:

                                                          1994                 1993                 1992
------------------------------------------------------------------------------------------------------------
 Net income (loss) per Financial Statements            $ 462,000            $ 546,000            $(3,377,000)

 Adjustment to carrying value of real
 estate                                                  600,000                    -              3,850,000

 Depreciation differences on investments in
 real estate                                            (259,000)            (328,000)              (251,000)
 Other                                                  (137,000)              89,000                (65,000)
------------------------------------------------------------------------------------------------------------
 Taxable income per Federal tax return
 (unaudited)                                           $ 666,000             $307,000            $   157,000
============================================================================================================

                     DAMSON/BIRTCHER REALTY INCOME FUND-II,
                               LIMITED PARTNERSHIP


NOTES TO FINANCIAL STATEMENTS (Cont'd)

(2)     Summary of Significant Accounting Policies (Cont'd.)

        Significant Customers

        Rental income from Iomega Corporation totaled $1,207,000 in 1994, $1,209,000 in 1993 and $1,196,000 in 1992, or approximately 26%, 29%
        and 30%, respectively, of the Partnership's total rental income. Rental income from Delta Dental Corporation totaled $694,000 in 1994, $643,000 in 1993, $645,000 in 1992, or approximately 15%, 16% and 16%, respectively, of the Partnership's total rental income.

        Earnings and Distributions Per Unit

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

                     DAMSON/BIRTCHER REALTY INCOME FUND-II,
                               LIMITED PARTNERSHIP

NOTES TO FINANCIAL STATEMENTS (Cont'd.)

(3)     Investment in Cooper Village Partners

        During 1987 and 1988, Cooper Village Partners ("CV Partners"), a California general partnership consisting of the Partnership and Real Estate Income Partners III, Limited Partnership ("Fund III"), an affiliated limited partnership, acquired Cooper Village. In connection therewith, the Partnership and Fund III contributed capital contributions of $5,937,000 (58%) and $4,300,000 (42%), respectively, and share in the profits, losses and distributions of CV Partners in proportion to their respective ownership interests.

        Condensed summary financial information for CV Partners is presented below.

                                                                                  DECEMBER 31,
                                                                        -------------------------------------
                                                                          1994                      1993
                                                                        -------------------------------------
                 Land, Buildings and
                   Equipment (net)                                      $ 7,967,000                $8,141,000
                 Cash and Other Assets                                      521,000                   523,000
                                                                        -----------                ----------

                   Total Assets                                           8,488,000                $8,664,000
                                                                        ===========                ==========

                 Accounts Payable and
                   Accrued Liabilities                                  $    85,000                $   79,000
                 Partners' Capital                                        8,403,000                 8,585,000
                                                                        -----------                ----------

                   Total Liabilities and
                     Partners' Capital                                  $ 8,488,000                $8,664,000
                                                                        ===========                ==========



                                                                      YEAR ENDED DECEMBER 31,
                                                            -----------------------------------------------
                                                                1994              1993              1992
                                                            -----------------------------------------------
         Rental and Other Income                            $1,023,000         $ 989,000         $  915,000
         Operating and Other Expenses                         (428,000)         (466,000)          (362,000)
         Depreciation and Amortization                        (256,000)         (252,000)          (241,000)
                                                            ----------         ---------         ----------

         Net Income                                         $  339,000         $ 271,000         $  312,000
                                                            ==========         =========         ==========

                     DAMSON/BIRTCHER REALTY INCOME FUND-II,
                               LIMITED PARTNERSHIP

NOTES TO FINANCIAL STATEMENTS (Cont'd.)

(4)      Transactions with Affiliates

         The Partnership has no employees and, accordingly, the General Partner and its affiliates perform services on behalf of the Partnership in connection with administering the affairs of the Partnership. The General Partner and affiliates are reimbursed for their general and administrative costs actually incurred and associated with services performed on behalf of the Partnership. For the years ended December 31, 1994, 1993 and 1992, the Partnership was charged with approximately $101,000, $150,000 and $165,000, respectively, of such expenses.

         On November 1, 1993, the General Partner elected to terminate the Partnership's property management agreement with an unaffiliated third party. On that date, the General Partner entered into new property management agreements with Birtcher Properties, an affiliate of the General Partner. The contracts encompass terms at least as favorable to the Partnership as the terminated contracts with the unaffiliated third party and are terminable by the Partnership upon 60 days' written notice to Birtcher Properties. Fees paid to the General Partner's affiliate for property management services were not to exceed 6% of the gross receipts from the properties under management, provided that leasing services were performed, otherwise not to exceed 3%. Such fees amounted to approximately $159,000 in 1994, and $29,000 in 1993. The General Partner was also paid a leasing fee for services rendered in connection with leasing space in a partnership property after the expiration or termination of any lease of such space including renewal options. Such fees amounted to $40,000, $41,000, and $59,000 for the years ended December 31, 1994, 1993, and 1992 respectively. Those fees have been recorded in general and administrative expenses in the accompanying statements of operations for the years ended December 31, 1994, 1993, and 1992. As reimbursement of costs for on-site property management personnel and other related costs, an affiliate of the General Partner received $119,000 in 1994 and $19,000 in 1993. In addition to the aforementioned, the General Partner was also paid $52,000 and $10,000 related to the Partnership's portion (58%) of property management fees, leasing fees, reimbursement of on-site property management personnel and other reimbursable expenses for Cooper Village Partners for the year ended December 31, 1994 and 1993, respectively.

         The amended Partnership Agreement provides for the Partnership's payment to the General Partner of an annual asset management fee equal to .75% of the aggregate appraised value of the Partnership's properties as determined by independent appraisal undertaken in January of each year. Such fees for the year ended December 31, 1994 and 1993, amounted to $231,000 and $232,000, respectively. In addition to the aforementioned, the General Partner was also paid $31,000 and $30,000, related to the Partnership's portion (58%) of asset management fees for Cooper Village Partners for the year ended December 31, 1994 and 1993, respectively.

                     DAMSON/BIRTCHER REALTY INCOME FUND-II,
                               LIMITED PARTNERSHIP

NOTES TO FINANCIAL STATEMENTS (Cont'd.)

(5)      Commitments and Contingencies

         Litigation

         The Partnership is not a party to any pending legal proceedings other than ordinary routine litigation incidental to its business. It is the General Partner's belief, that the outcome of these proceedings will not be material to the business, financial condition, or results of operations of the Partnership.

         Future Minimum Annual Rentals

         The Partnership has determined that all leases which had been executed as of December 31, 1994, are properly classified as operating leases for financial reporting purposes. Future minimum annual rental income to be received under such leases as of December 31, 1994, is as follows:

                               Year Ending December 31,
                               ------------------------
                                         1995                              $3,054,000
                                         1996                               2,394,000
                                         1997                               1,844,000
                                         1998                               1,185,000
                                         1999                                 565,000
                                      Thereafter                              163,000
                                                                           ----------
                                                                           $9,205,000
                                                                           ==========

        Certain of these leases also provide for, among other things: tenant reimbursements to the Partnership of certain operating expenses; payments of additional rents in amounts equal to a set percentage of the tenant's annual revenue in excess of specified levels; and escalations in annual rents based upon the Consumer Price Index.

(6)     Accounts Payable and Accrued Liabilities

        Accounts payable and accrued liabilities consist of the following:

                                                                DECEMBER 31,
                                                          ------------------------
                                                            1994            1993
                                                          ------------------------
        Real estate taxes                                 $428,000        $465,000
        Security deposits                                  135,000         147,000
        Accounts payable and other                          90,000          78,000
                                                          --------        --------

                                                          $653,000        $690,000
                                                          ========        ========

(7)     Allowance for Doubtful Accounts

                                                                         YEAR ENDED DECEMBER 31,
                                                               ------------------------------------------
                                                                 1994              1993            1992
                                                               -------------------------------------------
         Balance at beginning of year                          $ 23,000           $19,000         $ 33,000
         Additions                                               27,000             9,000           72,000
         Writeoffs                                              (27,000)           (5,000)         (86,000)
                                                               --------           -------         --------

         Balance at end of year                                $ 23,000           $23,000         $ 19,000
                                                               ========           =======         ========

                     DAMSON/BIRTCHER REALTY INCOME FUND-II,
                               LIMITED PARTNERSHIP

NOTES TO FINANCIAL STATEMENTS (Cont'd.)

(8)      Subsequent Event

         On February 28, 1995, the Partnership made an aggregate cash distribution of $442,000 to its Limited Partners.

                    DAMSON/BIRTCHER REALTY INCOME FUND-II,
                              LIMITED PARTNERSHIP

                                 SCHEDULE III
                   REAL ESTATE AND ACCUMULATED DEPRECIATION
                            AS OF DECEMBER 31, 1994
                            (AMOUNTS IN THOUSANDS)

  COL. A                                       COL. C                       COL. D
  ------                                       ------                       ------
                                                                       COSTS CAPITALIZED
                                            INITIAL COST                  SUBSEQUENT
                                          TO PARTNERSHIP(C)            TO THE ACQUISITION
                                      ------------------------     --------------------------

                                                 BUILDINGS AND                       CARRYING
DESCRIPTION(a)                         LAND      IMPROVEMENTS      IMPROVEMENTS      COSTS(b)
---------------------------------------------------------------------------------------------
Atrium Place
Arlington Heights, IL                $  332         $ 2,040          $   532        $  (875)

Lakeland Industrial Park
Milwaukee, WI                           270           5,973            1,134            (41)

Kennedy Corporate Center
Palatine, IL                            641           4,252              625           (524)

Iomega/Northpointe
  Business Center
Roy, UT                                 672           7,834              260              -

Ladera Shopping Center,
  Phase II
Albuquerque, NM                         829           2,241               83            (22)

Creekridge Center
Bloomington, MN                       1,312          11,304              319         (3,376)
                                     ------         -------          -------        -------
TOTAL                                $4,056         $33,644          $ 2,953        $(4,838)
                                     ======         =======          =======        =======

                                                      COL. E                         COL. F        COL. H          COL. I
                                                      ------                         ------        ------          ------

                                              GROSS AMOUNT AT WHICH
                                           CARRIED AT CLOSE OF PERIOD(b)
                                     ---------------------------------------
                                                                                  ACCUMULATED
                                                 BUILDINGS AND                    DEPRECIATION      DATE         DEPRECIABLE
DESCRIPTION(a)                         LAND      IMPROVEMENTS       TOTAL(d)          (d)         ACQUIRED         LIFE(e)
----------------------------------------------------------------------------------------------------------------------------
Atrium Place
Arlington Heights, IL                $  205         $ 1,824          $ 2,029        $   999       12/19/85        30 years

Lakeland Industrial Park
Milwaukee, WI                           268           7,068            7,336          2,160       12/19/85        30 years
                                                                                                    and
                                                                                                  11/25/86
Kennedy Corporate Center
Palatine, IL                            574           4,420            4,994          1,733       01/08/86        30 years

Iomega/Northpointe
  Business Center
Roy, UT                                 672           8,094            8,766          2,415       01/31/86        30 years

Ladera Shopping Center,
  Phase II
Albuquerque, NM                         821           2,310            3,131            675       02/07/86        30 years

Creekridge Center
Bloomington, MN                         966           8,593            9,559          2,972       09/23/86        30 years
                                     ------         -------          -------        -------
TOTAL                                $3,506         $32,309          $35,815        $10,954
                                     ======         =======          =======        =======

NOTE:  Columns B and G are either none or are not applicable.

See notes to table on following page.

                     DAMSON/BIRTCHER REALTY INCOME FUND-II,
                               LIMITED PARTNERSHIP

NOTES TO SCHEDULE III

(a) For a description of the properties, see "Item 2. Properties." This schedule does not include the investment in Cooper Village Partners which is accounted for under the equity method of accounting.

(b) Provision is made for impairment loss if the General Partner determines that the carrying amount of the Partnership's investment in a real estate asset may not be recoverable. The General Partner obtains third party appraisals on the Partnership's properties as required by the Partnership Agreement. If these appraisals indicate that certain of the Partnership's properties have market values below their then-current carrying values, management considers the appraisals and analyzes the current and anticipated market conditions of the respective properties and determines if an impairment has occurred.

        At December 31, 1994, after evaluation of the Atrium Place, management estimated a $600,000 impairment of value as compared to its respective carrying value. At December 31, 1992, after evaluation of the Atrium Place, Creekridge Center and Kennedy Corporate Center-I, management estimated an aggregate $3,850,000 impairment of value as compared to their respective carrying values.

        The aggregate cost of land, buildings and improvements for Federal income tax purposes (unaudited) was $40,872,000 as of December 31, 1994. The differences between the aggregate cost of land, buildings and improvements for tax reporting purposes as compared to financial reporting purposes are primarily attributable to: 1) amounts received under rental agreements for non-occupied space, which were recorded as income for tax reporting purposes but were recorded as a reduction of the corresponding property basis for financial reporting purposes, and;
        2) the adjustment to the carrying value of real estate which was recorded as a reduction of the corresponding property basis for financial statement purposes and has no effect for tax reporting purposes.

(c) The initial cost to the Partnership includes acquisition fees paid to the General Partner.

(d)                     RECONCILIATION OF REAL ESTATE



                                                                         DECEMBER 31,
                                                     -------------------------------------------------
                                                        1994                1993              1992
                                                     -------------------------------------------------
Balance at beginning of year                         $36,000,000         $35,473,000       $39,152,000
  Additions during the year:
    Improvements                                         415,000             527,000           171,000
  Reductions during the year:
    Adjustment to the carrying
    value of real estate                                (600,000)                  -        (3,850,000)
                                                     -----------         -----------       -----------

Balance at end of year                               $35,815,000         $36,000,000       $35,473,000
                                                     ===========         ===========       ===========

                     DAMSON/BIRTCHER REALTY INCOME FUND-II,
                               LIMITED PARTNERSHIP

NOTES TO SCHEDULE III (Cont'd.)

                   RECONCILIATION OF ACCUMULATED DEPRECIATION



                                                                         DECEMBER 31,
                                                       -------------------------------------------------
                                                          1994               1993                1992
                                                       -------------------------------------------------
Balance at beginning of year                           $ 9,742,000         $8,570,000         $7,241,000
Depreciation expense                                     1,212,000          1,172,000          1,329,000
                                                       -----------         ----------         ----------

Balance at end of year                                 $10,954,000         $9,742,000         $8,570,000
                                                       ===========         ==========         ==========

(e) Depreciation expense is computed based upon the following estimated useful lives:

                                                                  Years
                                                                ---------
                         Buildings                                 30
                         Building improvements                   3 to 30

                            COOPER VILLAGE PARTNERS
                            (A GENERAL PARTNERSHIP)

                          INDEPENDENT AUDITORS' REPORT


To Damson/Birtcher Realty Income Fund-II, Limited Partnership and
Real Estate Income Partners III, Limited Partnership as
General Partners of Cooper Village Partners:




We have audited the financial statements of Cooper Village Partners, a general partnership as listed in the accompanying index. In connection with our audits of the financial statements, we also have audited the financial statement schedule listed in the accompanying index. These financial statements and the financial statement schedule are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cooper Village Partners as of December 31, 1994 and 1993 and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 1994, in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.




                                                           KPMG Peat Marwick LLP




Orange County, California
January 25, 1995, except
as to Note 7, which is as of
March 10, 1995.

                            COOPER VILLAGE PARTNERS
                            (A GENERAL PARTNERSHIP)

                                 BALANCE SHEETS




                                                                                     DECEMBER 31,
                                                                         ------------------------------------
                                                                            1994                    1993
                                                                         ------------------------------------
ASSETS
------

Investments in real estate, net:
   Land                                                                  $ 2,748,000              $ 2,748,000
   Buildings and improvements                                              6,754,000                6,684,000
                                                                         -----------              -----------
                                                                           9,502,000                9,432,000

   Less accumulated depreciation                                          (1,535,000)              (1,291,000)
                                                                         -----------              -----------
                                                                           7,967,000                8,141,000

Cash and cash equivalents                                                    400,000                  389,000
Accounts receivable (net of allowance for
   doubtful accounts of $13,000 in 1993)                                      37,000                   39,000
Accrued rent receivable                                                       61,000                   61,000
Prepaid expenses and other assets                                             23,000                   34,000
                                                                         -----------              -----------

                                                                         $ 8,488,000              $ 8,664,000
                                                                         ============             ============
LIABILITIES AND PARTNERS' CAPITAL
---------------------------------

Accounts payable and accrued liabilities                                 $    85,000              $    79,000
                                                                         -----------              -----------


Partners' capital                                                          8,403,000                8,585,000
                                                                         -----------              -----------

Commitments and contingencies                                                      -                        -
                                                                         -----------              -----------

                                                                         $ 8,488,000              $ 8,664,000
                                                                         ===========              ===========





The accompanying notes are an integral part of these Financial Statements.

                            COOPER VILLAGE PARTNERS
                            (A GENERAL PARTNERSHIP)


                            STATEMENTS OF OPERATIONS




                                                                 FOR THE YEARS ENDED DECEMBER 31,
                                                         ------------------------------------------------
                                                             1994               1993               1992
                                                         ------------------------------------------------
REVENUES:
   Rental income                                         $1,010,000           $971,000           $897,000
   Interest and other income                                 13,000             18,000             18,000
                                                         ----------           --------           --------

     Total revenues                                       1,023,000            989,000            915,000
                                                         ----------           --------           --------


EXPENSES:
   Operating expenses                                       284,000            316,000            257,000
   Real estate taxes                                         85,000             86,000             98,000
   Depreciation and amortization                            256,000            252,000            241,000
   General and administrative                                59,000             64,000              7,000
                                                         ----------           --------           --------

     Total expenses                                         684,000            718,000            603,000
                                                         ----------           --------           --------

NET INCOME                                               $  339,000           $271,000           $312,000
                                                         ==========           ========           ========





The accompanying notes are an integral part of these Financial Statements.

                            COOPER VILLAGE PARTNERS
                            (A GENERAL PARTNERSHIP)


                   STATEMENTS OF CHANGES IN PARTNERS' CAPITAL




                                                               FOR THE YEARS ENDED DECEMBER 31,
                                                                      1994, 1993 AND 1992
                                                     --------------------------------------------------------
                                                         GENERAL                GENERAL
                                                         PARTNER                PARTNER              TOTAL
                                                     Damson/Birtcher      Real Estate Income
                                                      Realty Income          Partners III
                                                         Fund II
                                                     ---------------      ------------------      -----------

Balance, December 31, 1991                             $5,250,000             $3,899,000           $9,149,000

  Net income                                              181,000                131,000              312,000
  Distributions                                          (336,000)              (243,000)            (579,000)
                                                       ----------             ----------           ----------


Balance, December 31, 1992                              5,095,000              3,787,000            8,882,000

   Net income                                             157,000                114,000              271,000
   Distributions                                         (330,000)              (238,000)            (568,000)
                                                       ----------             ----------           ----------


Balance, December 31, 1993                              4,922,000              3,663,000            8,585,000

  Net income                                              197,000                142,000              339,000
  Distributions                                          (302,000)              (219,000)            (521,000)
                                                       ----------             ----------           ----------


Balance, December 31, 1994                             $4,817,000             $3,586,000           $8,403,000
                                                       ==========             ==========           ==========





The accompanying notes are an integral part of these Financial Statements.

                            COOPER VILLAGE PARTNERS
                            (A GENERAL PARTNERSHIP)


                            STATEMENTS OF CASH FLOWS




                                                                      FOR THE YEARS ENDED DECEMBER 31,
                                                             -------------------------------------------------
                                                                1994               1993                1992
                                                             -------------------------------------------------
Cash flows from operating activities:
Net income                                                   $ 339,000          $ 271,000            $ 312,000
Adjustments to reconcile net income
   to net cash provided by
   operating activities:
   Depreciation and amortization                               256,000            252,000              241,000

Changes in:
   Accounts receivable                                           2,000             67,000               11,000
   Accrued rent receivable                                         -                4,000              (26,000)
   Prepaid expenses and other assets                            (1,000)            (8,000)             (24,000)
   Accounts payable and accrued
     liabilities                                                 6,000            (22,000)              11,000
                                                             ---------          ---------            ---------
Net cash provided by operating
   activities                                                  602,000            564,000              525,000

Cash flows from investing activities:
   Investments in real estate                                  (70,000)          (105,000)             (12,000)

Cash flows from financing activities:
   Distributions                                              (521,000)          (568,000)            (579,000)
                                                             ---------          ---------            ---------

Net increase (decrease) in cash and
   cash equivalents                                             11,000           (109,000)             (66,000)

Cash and cash equivalents,
  beginning of year                                            389,000            498,000              564,000
                                                             ---------          ---------            ---------

Cash and cash equivalents,
  end of year                                                $ 400,000          $ 389,000            $ 498,000
                                                             =========          =========            =========





The accompanying notes are an integral part of these Financial Statements.

                            COOPER VILLAGE PARTNERS
                            (A GENERAL PARTNERSHIP)


NOTES TO FINANCIAL STATEMENTS

(1)     Organization

        Cooper Village Partners, (the "Partnership") was formed on December 18, 1987 under the laws of the State of California. The General Partners of the Partnership are Damson Birtcher Realty Income Fund II, Limited Partnership ("Fund II") and Real Estate Income Partners III, Limited Partnership ("Fund III"). During 1987 and 1988, The Partnership acquired Cooper Village Shopping Center in Mesa, Arizona. In connection with this acquisition, Fund II and Fund III contributed capital of $5,937,000 (58%) and $4,300,000 (42%), respectively. Fund
        II and Fund III share in the profits, losses and distributions of the Partnership in proportion to their respective ownership interests. The Partnership maintains its accounting records and prepares its financial statements in accordance with generally accepted accounting principles.

(2)     Summary of Significant Accounting Policies

        Carrying Value of Real Estate

        Provision is made for impairment loss if the General Partners determine that the carrying amount of the Partnership's investment in real estate may not be recoverable. The General Partners obtain a third party appraisal on the Partnership's property as required by the Partnership Agreement. If this appraisal indicates that the Partnership's property has a market value below the then-current carrying value, management considers the appraisal and analyzes the current and anticipated market conditions of the property and determines if an impairment has occurred.

        Cash and Cash Equivalents

        The Partnership invests its excess cash balances in short-term investments ("cash equivalents"). These investments are stated at cost, which approximates market, and consist of money market accounts, certificates of deposit and other non-equity-type cash investments. Cash equivalents at December 31, 1994 and 1993, totaled $392,000 and $384,000, respectively. Cash equivalents are defined as temporary non-equity investments with original maturities of three months or less, which can be readily converted into cash and are not subject to changes in market value.

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

        Income Taxes

        Income taxes are not levied at the Partnership level, therefore, no provision or liability for Federal and State income taxes has been reflected in the accompanying financial statements.

                            COOPER VILLAGE PARTNERS
                            (A GENERAL PARTNERSHIP)

NOTES TO FINANCIAL STATEMENTS (Cont'd.)

(2)     Summary of Significant Accounting Policies (Cont'd.)

        Income Taxes  (Cont'd.)

        Following are the Partnership's assets and liabilities as determined in accordance with generally accepted accounting principles ("GAAP") and for federal income tax reporting purposes at December 31:

                                           1994                                        1993

                        GAAP Basis             Tax Basis            GAAP Basis             Tax Basis
                                              (Unaudited)                                 (Unaudited)
-----------------------------------------------------------------------------------------------------
 Total Assets           $ 8,488,000           $ 8,488,000           $ 8,664,000           $ 8,664,000

 Total Liabilities      $    85,000           $    85,000           $    79,000           $    79,000


        Following are the differences between Financial Statement and tax return income:


                                                          1994                 1993                 1992
----------------------------------------------------------------------------------------------------------
 Net income per Financial Statements                   $ 339,000           $  272,000           $  313,000

 Depreciation differences on investments in
   real estate                                         $  26,000               23,000               16,000

 Other                                                   (13,000)             (13,000)             (57,000)
----------------------------------------------------------------------------------------------------------
 Taxable income per Federal tax return
 (unaudited)                                           $ 352,000           $  282,000           $  272,000
==========================================================================================================



(3)     Transactions with Affiliates

        The Partnership has no employees and, accordingly, Birtcher Properties, an affiliate of the General Partner of Fund II and Fund III and its affiliates perform services on behalf of the Partnership in connection with administering the affairs of the Partnership. Birtcher Properties and affiliates are reimbursed for their general and administrative costs actually incurred and associated with services performed on behalf of the Partnership. For the years ended December 31, 1994, 1993 and 1992, the Partnership was charged with approximately $0, $1,000 and $0, respectively, of such expenses.

                            COOPER VILLAGE PARTNERS
                            (A GENERAL PARTNERSHIP)

NOTES TO FINANCIAL STATEMENTS (Cont'd.)

(3)     Transactions with Affiliates  (Cont'd.)

        On November 1, 1993, the Partnership elected to terminate the Partnership's property management agreement with an unaffiliated third party. On that date, the Partnership entered into a new property management agreement with Birtcher Properties. The contract encompasses terms at least as favorable to the Partnership as the terminated contract with the unaffiliated third party, and is terminable by the Partnership upon 60 days' notice to Birtcher Properties. Fees paid to Birtcher Properties for services were not to exceed 6% of the gross receipts from the properties under management provided that leasing services were performed, otherwise not to exceed 3%. Such fees amounted to approximately $52,000 in 1994 and $10,000 in 1993. In addition, Birtcher Properties received $32,000 in 1994 and $5,000 in 1993, as reimbursement of costs for on-site property management personnel and other reimbursable costs.

        The amended Partnership Agreements for Fund II and Fund III provide for payments to Birtcher Properties or its affiliates of an annual asset management fee equal to .75% of the aggregate appraised value of Cooper Village as determined by independent appraisal undertaken in January of each year. Such fees for the years ended December 31, 1994 and 1993, amounted to $53,000. In addition, the amended Partnership Agreements for Fund II and Fund III provide for payment to Birtcher Properties or its affiliates of a leasing fee for services rendered in connection with leasing space in the Partnership property after the expiration or termination of any lease of such space including renewal options. Fees for leasing services for the years ended December 31, 1994 and 1993, amounted to $5,000 and $1,000, respectively.

(4)     Commitments and Contingencies

        Litigation

        The Partnership is not a party to any material pending legal proceedings other than ordinary routine litigation incidental to its business. It is the General Partners' belief, that the outcome of these proceedings will not be material to the business, financial condition, or results of operations of the Partnership.

        Future Minimum Annual Rentals

        The Partnership has determined that all leases which had been executed as of December 31, 1994, are properly classified as operating leases for financial reporting purposes. Future minimum annual rental income to be received under such leases as of December 31, 1994, are as follows:

                    Year Ending December 31,
                    ------------------------
                                  1995                                     $  713,000
                                  1996                                        663,000
                                  1997                                        550,000
                                  1998                                        422,000
                                  1999                                        352,000
                                  Thereafter                                2,147,000
                                                                           ----------
                                                                           $4,847,000
                                                                           ==========


        Certain of these leases also provide for, among other things:  tenant

                            COOPER VILLAGE PARTNERS
                            (A GENERAL PARTNERSHIP)

NOTES TO FINANCIAL STATEMENTS (Cont'd.)

(4)     Commitments and Contingencies  (Cont'd.)

        Future Minimum Annual Rentals  (Cont'd.)

        reimbursements to the Partnership of certain operating expenses; payments of additional rents in amounts equal to a set percentage of the tenant's annual revenue in excess of specified levels; and escalations in annual rents based upon the Consumer Price Index.

(5)     Accounts Payable and Accrued Liabilities

        Accounts payable and accrued liabilities consist of the following:

                                                                  DECEMBER 31,
                                                           --------------------------
                                                             1994               1993
                                                           -------            -------
        Real estate taxes                                  $43,000            $43,000
        Accounts payable and other                           8,000              7,000
        Security deposits                                   34,000             29,000
                                                           -------            -------

                                                           $85,000            $79,000
                                                           =======            =======


(6)     Allowance for Doubtful Accounts


                                                            1994              1993               1992
                                                          ---------------------------------------------
        Balance at beginning of year                      $13,000           $ 30,000           $ 23,000
        Additions charged to expense                            -                  -             30,000
        Write-offs                                        (13,000)           (17,000)           (23,000)
                                                          -------           --------           --------

        Balance at end of year                            $     -           $ 13,000           $ 30,000
                                                          =======           ========           ========


(7)     Subsequent Events

        On March 10, 1995, the Partnership made an aggregate cash distribution of $130,000 to its General Partners.

                            COOPER VILLAGE PARTNERS
                              (A GENERAL PARTNERSHIP)

                                  SCHEDULE III
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                            AS OF DECEMBER 31, 1994
                             (AMOUNTS IN THOUSANDS)

       COL. A                           COL. C                     COL. D                           COL. E
       ------                           ------                     ------                           ------
                                                              COSTS CAPITALIZED
                                     INITIAL COST                SUBSEQUENT                  GROSS AMOUNT AT WHICH
                                   TO PARTNERSHIP(c)          TO THE ACQUISITION           CARRIED AT CLOSE OF PERIOD(b)
                                 ---------------------      -----------------------     --------------------------------

                                          BUILDINGS AND                 CARRYING              BUILDINGS AND
DESCRIPTION(a)                     LAND   IMPROVEMENTS   IMPROVEMENTS     COSTS      LAND     IMPROVEMENTS      TOTAL
-------------------------------------------------------------------------------------------------------------------------
Cooper Village Shopping Center    $2,756     $6,430          $693        $(377)      $2,748       $6,754        $9,502

                                  ------     ------          ----        -----       ------       ------        ------
TOTAL                             $2,756     $6,430          $693        $(377)      $2,748       $6,754        $9,502
                                  ======     ======          ====        =====       ======       ======        ======

       COL. A                            COL. F                   COL. H                 COL. I
       ------                            ------                   ------                 ------





                                       ACCUMULATED                 DATE                DEPRECIABLE
DESCRIPTION(a)                         DEPRECIATION              ACQUIRED                LIFE(d)
--------------------------------------------------------------------------------------------------
Cooper Village Shopping Center           $1,535             12/30/87 and 12/30/88        30 years

                                         ------
TOTAL                                    $1,535
                                         ======

NOTE:  Columns B and G are either none or are not applicable.

                         COOPERS VILLAGE PARTNERSHIP
                           (A GENERAL PARTNERSHIP)

NOTES TO SCHEDULE III

(a)  For a description of the property, see "Item 2. Properties."

(b) Provision is made for impairment loss if the General Partners determine that the carrying amount of the Partnership's investment in real estate may not be recoverable. The General Partners obtain a third party appraisal on the Partnership's property as required by the Partnership Agreement. If this appraisal indicates that the Partnership's property has a market value below the then-current carrying value, management considers the appraisal and analyzes the current and anticipated market conditions of the property and determines if an impairment has occurred.

(c) The initial cost to the Partnership includes acquisition fees paid to Birtcher Investments.

(d) Depreciation expense is computed based upon the following estimated useful lives:
                                                        Years
                                                       -------
                        Buildings ....................   30
                        Building improvements ........ 3 to 30

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

The general partner of LF Special Fund I, L.P., is Liquidity Fund Asset Management, Inc., a California corporation affiliated with Liquidity Financial Group, L.P. The principals and officers of Liquidity Fund Asset Management, Inc. are as follows:

             o   Richard G. Wollack, Chairman of the Board
             o   Brent R. Donaldson, President
             o   Deborah M. Richard, Chief Financial Officer

The general partner of Birtcher Investors is Birtcher Investments, a California general partnership. Birtcher Investments' general partner is Birtcher Limited, a California limited partnership and its general partner is BREICORP, a California corporation. The principals and relevant officers of BREICORP are as follows:

             o   Ronald E. Birtcher, Co-Chairman of the Board
             o   Arthur B. Birtcher, Co-Chairman of the Board
             o   Robert M. Anderson, Executive Director


Item 11.         EXECUTIVE COMPENSATION

The following table sets forth the fees, compensation and other expense reimbursements paid to the General Partner and its affiliates in all capacities for each year in the three-year period ended December 31, 1994.

                     DAMSON/BIRTCHER REALTY INCOME FUND-II,
                                LIMITED PARTNERSHIP

Item 11.         EXECUTIVE COMPENSATION (Cont'd.)



                                                                            YEAR ENDED DECEMBER 31,
                                                                -------------------------------------------------
                                                                  1994               1993                 1992
                                                                -------------------------------------------------
General Partner's 1% share of
  distributable cash                                            $ 17,000            $ 12,000             $ 17,000
Asset management fees                                            231,000             232,000                    -
Property management fees(1)                                      159,000              29,000                    -
Property management expense
  reimbursements(1)                                              119,000              19,000                    -
Other expense reimbursements                                     101,000             150,000              165,000
Leasing fee                                                       40,000              41,000               59,000
                                                                --------            --------             --------

TOTAL                                                           $667,000            $483,000             $241,000
                                                                ========            ========             ========

--------------

(1) The General Partner did not provide property management services to the Partnership's properties from November 1, 1991 through October 31, 1993 and, consequently, the General Partner did not receive any similar compensation during the first ten months of 1993, and fiscal year ended December 31, 1992.


Item 12.         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

As of January 31, 1995, there was no entity or individual holding more than 5% of the limited partnership interests of the Registrant.


Item 13.         CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

For information concerning transactions to which the Registrant was or is to be a party in which the General Partner or its affiliates had or are to have a direct or indirect interest, see Notes 1, 3, and 4 to the Financial Statements in Item 8, which information is incorporated herein by reference.


                                    PART IV

Item 14.         EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM
                 8-K

a)      1. and 2.  Financial Statements and Financial Statements Schedules:

        See accompanying Index to Financial Statements and Schedules to Item 8, which information is incorporated herein by reference.

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

                 10.     Material Contracts

                         (a) Form of Property Management Agreement between Birtcher Properties and the Registrant incorporated by reference to Exhibit No. 10.1 of the Partnership's registration statement on Form S-11 (Commission File No. 2-99421), as filed September 24, 1985, under the Securities Act of 1933. (SUPERSEDED)
                         (b) Letter of Intent regarding Purchase and Sale of Real Property (Cooper Village, Phase I) dated September 3, 1987, by and between Arizona Building and Development, the Wolfswinkel Group and Birtcher Realty Corporation incorporated by reference to
                                   Exhibit 19(a) of the Partnership's Quarterly
                                   Report on Form 10-Q for the quarter ended
                                   September 30, 1987.
                         (c) Agreement of Purchase and Sale of Real Property (Cooper Village, Phase I) dated November 13, 1987, by and between Broadway Village Partners and Birtcher Acquisition Corporation incorporated by reference to Form 8-K, as filed December 30, 1987.
                         (d) Agreement of General Partnership, dated December 15, 1987, by and between Damson/Birtcher Realty Income Fund-II, Limited Partnership and Real Estate Income Partners III, Limited Partnership incorporated by reference to Form 8-K, as filed December 30, 1987.
                         (e) Property Management Agreement dated October 24, 1991, between Glenborough Management Corporation and the Registrant for Atrium Place, Creekridge Center, Iomega/Northpointe Business Center, Kennedy Corporate Center I, Ladera II Shopping Center and Lakeland Industrial Park. Incorporated by reference to Exhibit 1 of the Partnership's Quarterly Report on Form 10-Q for the quarter ended September 30, 1991. (SUPERSEDED)
                         (f) Property Management Agreement dated October 24, 1991, between Glenborough Management Corporation and Cooper Village Partners for Cooper Village Shopping Center.
                                   Incorporated by reference to Exhibit 2 of the Partnership's Quarterly Report on Form 10-Q for the quarter ended September 30, 1991. (SUPERSEDED)
                         (g) Agreement for Partnership Administrative Services dated October 24, 1991, between Glenborough Management Corporation and the Registrant for the services described therein. Incorporated by reference to
                                   Exhibit 3 of the Partnership's Quarterly
                                   Report on Form 10-Q for the quarter ended
                                   September 30, 1991.  (SUPERSEDED)
                         (h) Property Management Agreement, dated October 29, 1993, between Birtcher Properties and the Registrant for Atrium Place, Creekridge Center, Iomega Business Center, Kennedy Corporate Center-I, Ladera-II Shopping Center, and Lakeland Industrial Park. Incorporated by reference to Exhibit 1 of the Partnership's Quarterly Report on Form 10-Q for the quarter ended September 30,

                     DAMSON/BIRTCHER REALTY INCOME FUND-II,
                                LIMITED PARTNERSHIP

Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K (Cont'd.) 1993.

                                   1991.  (SUPERSEDED)

                         (i) Property Management Agreement, dated October 29, 1993, between Birtcher Properties and Cooper Village Partners for Cooper Village Shopping Center. Incorporated by reference to Exhibit 2 of the Partnership Quarterly Report on Form 10-Q for the quarter ended September 30, 1993.

                27                 Financial Data Schedule.

b)      Reports on Form 8-K:

        None.

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

                                          By:  BIRTCHER LIMITED,
                                               a California limited partnership,
                                               General Partner of Birtcher
                                               Investments

                                                By:  BREICORP,
                                                     a California corporation,
                                                     formerly known as Birtcher
                                                     Real Estate Inc., General
                                                     Partner of Birtcher Limited

Date:  March 30, 1995                                By:  /s/ Robert M. Anderson
                                                          ----------------------
                                                          Robert M. Anderson
                                                          Executive Director
                                                          BREICORP

                                By:  LF Special Fund I, L.P.,
                                     a California limited partnership

                                     By:  Liquidity Fund Asset Management, Inc.,
                                          a California corporation, General
                                          Partner of LF Special Fund I, L.P.

Date:  March 30, 1995                     By:  /s/ Brent R. Donaldson
                                               ---------------------------
                                               Brent R. Donaldson
                                               President
                                               Liquidity Fund Asset Management,
                                               Inc.

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

      Signature                                  Capacity                                 Date
      ---------                                  --------                                 ----
/s/ Arthur B. Birtcher                    Co-Chairman of the Board -                 March 30, 1995
----------------------                    BREICORP
Arthur B. Birtcher

/s/ Ronald E. Birtcher                    Co-Chairman of the Board -                 March 30, 1995
----------------------                    BREICORP
Ronald E. Birtcher

/s/ Richard G. Wollack                    Chairman of Liquidity Fund                 March 30, 1995
----------------------                    Asset Management, Inc.
Richard G. Wollack

                                EXHIBIT INDEX

                                                                                                                       SEQUENTIALLY
EXHIBIT                                                                                                                  NUMBERED
  NO.                                                       DESCRIPTION                                                    PAGE
-------                                                     -----------                                                -----------
 3(a)   Agreement of Limited Partnership incorporated by reference to Exhibit No. 3.1 to the Partnership's registration statement on Form S-11 (Commission File No. 2-99421), dated August 5, 1985, as filed under the Securities Act of 1933 ..................................................................................

10(a)   Form of Property Management Agreement between Birtcher Properties and the Registrant incorporated by reference to Exhibit No. 10.1 of the Partnership's registration statement on Form S-11 (Commission File No. 2-99421), as filed September 24, 1985, under the Securities Act of 1933.  (SUPERSEDED)

10(b)   Letter of Intent regarding Purchase and Sale of Real Property  (Cooper Village, Phase I) dated September 3,
        1987, by and between Arizona Building and Development, the Wolfswinkel Group and Birtcher Realty Corporation
        incorporated by reference to Exhibit 19(a) of the Partnership's Quarterly Report on Form 10-Q for the quarter ended September 30, 1987 ....................................................................................

10(c)   Agreement of Purchase and Sale of Real Property (Cooper Village, Phase I) dated November 13, 1987, by and between Broadway Village Partners and Birtcher Acquisition Corporation incorporated by reference to Form 8-K, as filed December 30, 1987 ..................................................................................

10(d)   Agreement of General Partnership, dated December 15, 1987, by and between Damson/Birtcher Realty Income Fund-II,
        Limited Partnership and Real Estate Income Partners III, Limited Partnership incorporated by reference to
        Form 8-K, as filed December 30, 1987 .........................................................................

10(e)   Property Management Agreement dated October 24, 1991, between Glenborough Management Corporation and the
        Registrant for Atrium Place, Creekridge Center, Iomega/Northpointe Business Center, Kennedy Corporate Center I,
        Ladera II Shopping Center and Lakeland Industrial Park.  Incorporated by reference to Exhibit 1 of the
        Partnership's Quarterly Report on Form 10-Q for the quarter ended September 30, 1991.  (SUPERSEDED) ..........

10(f)   Property Management Agreement dated October 24, 1991, between Glenborough Management Corporation and Cooper
        Village Partners for Cooper Village Shopping Center. Incorporated by reference to Exhibit 2 of the Partnership's
        Quarterly Report on Form 10-Q for the quarter ended September 30, 1991.  (SUPERSEDED) ........................

10(g)   Agreement for Partnership Administrative Services dated October 24, 1991, between Glenborough Management
        Corporation and the Registrant for the services described therein.  Incorporated by reference to Exhibit 3 of the Partnership's Quarterly Report on Form 10-Q for the quarter ended September 30, 1991.  (SUPERSEDED) ......

10(h)   Property Management Agreement, dated October 29, 1993, between Birtcher Properties and the Registrant for Atrium
        Place, Creekridge Center, Iomega Business Center, Kennedy Corporate Center-I, Ladera-II Shopping Center, and
        Lakeland Industrial Park. Incorporated by reference to Exhibit 1 of the Partnership's Quarterly Report on
        Form 10-Q for the quarter ended September 30, 1991. (SUPERSEDED) .............................................

10(i)   Property Management Agreement, dated October 29, 1993, between Birtcher Properties and Cooper Village Partners
        for Cooper Village Shopping Center.   Incorporated by reference to Exhibit 2 of the Partnership Quarterly
        Report on Form 10-Q for the quarter ended September 30, 1993 .................................................

27      Financial Data Schedule ......................................................................................