Form 10-Q
period 1995-03-31
DAMSON BIRTCHER REALTY INCOME FUND II LTD PARTNERSHIP
filed 1995-05-12
CIK 773915

                                   FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                   QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended    March 31, 1995
                  ----------------------------------------------------------

Commission file number    0-14633
                       -----------------------------------------------------

           DAMSON/BIRTCHER REALTY INCOME FUND-II, LIMITED PARTNERSHIP
- ----------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                Delaware                                13-3294820
- ----------------------------------------------------------------------------
      (State or other jurisdiction of                  (I.R.S. Employer
       incorporation or organization)                 Identification No.)


27611 La Paz Road, P.O. Box A-1, Laguna Niguel, California       92677-0100
- ----------------------------------------------------------------------------
        (Address of principal executive offices)                 (Zip Code)


                                 (714) 831-8031
- ----------------------------------------------------------------------------
              (Registrant's telephone number, including area code)


                                      N/A
- ----------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report.)


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

                         PART I. FINANCIAL INFORMATION
                         -----------------------------

           DAMSON/BIRTCHER REALTY INCOME FUND-II, LIMITED PARTNERSHIP
                         QUARTERLY REPORT ON FORM 10-Q
                   FOR THE THREE MONTHS ENDED MARCH 31, 1995
                   -----------------------------------------
                                     INDEX
                                     -----

                                                                       Page
                                                                       ----
PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements

          Balance Sheets -
          March 31, 1995 (Unaudited) and December 31, 1994 . . . .      3

          Statements of Operations (Unaudited) -
          Three Months Ended March 31, 1995 and 1994 . . . . . . .      4

          Statements of Cash Flows (Unaudited) -
          Three Months Ended March 31, 1995 and 1994 . . . . . . .      5

          Notes to Financial Statements (Unaudited)  . . . . . . .      6

Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations  . . . . .      8


PART II.  OTHER INFORMATION  . . . . . . . . . . . . . . . . . . .     11

                         PART I.  FINANCIAL INFORMATION
                         ------------------------------

ITEM 1.  FINANCIAL STATEMENTS
         --------------------

           DAMSON/BIRTCHER REALTY INCOME FUND-II, LIMITED PARTNERSHIP
                                 BALANCE SHEETS
           ----------------------------------------------------------

                                                March 31,         December 31,
                                                  1995                1994
                                              -------------      --------------
                                               (Unaudited)           (Note)
ASSETS
- ------
Investments in real estate, net:
   Land                                       $   3,506,000      $    3,506,000
   Buildings and improvements                    32,337,000          32,309,000
                                              -------------      --------------
                                                 35,843,000          35,815,000
   Less accumulated depreciation                (11,254,000)        (10,954,000)
                                              -------------      --------------
                                                 24,589,000          24,861,000

Investment in Cooper Village Partners             4,784,000           4,817,000
Cash and cash equivalents                         1,110,000           1,058,000
Accounts receivable (net of allowance for
   doubtful accounts of $23,000 in 1995
   and 1994)                                         35,000              31,000
Accrued rent receivable                             526,000             471,000
Prepaid expenses and other assets                   218,000             258,000
                                              -------------      --------------

                                              $  31,262,000      $   31,496,000
                                              =============      ==============

LIABILITIES AND PARTNERS' CAPITAL
- ---------------------------------
Accounts payable and accrued liabilities      $     663,000      $      653,000
                                              -------------      --------------

Partners' capital:
   Limited Partners                              30,746,000          30,987,000
   General Partner                                 (147,000)           (144,000)
                                              -------------      --------------
                                                 30,599,000          30,843,000
                                              -------------      --------------

Commitments and contingencies                          --                  --
                                              -------------      --------------
                                              $  31,262,000      $   31,496,000
                                              =============      ==============


Note:   The balance sheet at December 31, 1994 has been prepared from the
- ----    audited financial statements as of that date.





The accompanying notes are an integral part of these financial statements.

           DAMSON/BIRTCHER REALTY INCOME FUND-II, LIMITED PARTNERSHIP
                            STATEMENTS OF OPERATIONS
                                  (UNAUDITED)
           ----------------------------------------------------------


                                                    Three Months Ended March 31,
                                                      1995               1994
                                                   ----------         ----------
REVENUES
- --------
Rental income                                      $1,067,000         $1,203,000
Interest and other income                              15,000             10,000
                                                   ----------         ----------

   Total revenues                                   1,082,000          1,213,000
                                                   ----------         ----------

EXPENSES
- --------
Operating expenses                                    254,000            272,000
Real estate taxes                                     184,000            205,000
Depreciation and amortization                         321,000            321,000
General and administrative                            164,000            156,000
                                                   ----------         ----------

   Total expenses                                     923,000            954,000
                                                   ----------         ----------

Income before equity
  in earnings                                         159,000            259,000

Equity in earnings of Cooper
  Village Partners                                     43,000             49,000
                                                   ----------         ----------

NET INCOME                                         $  202,000         $  308,000
                                                   ==========         ==========

NET INCOME ALLOCABLE TO:

   General Partner                                 $    2,000         $    3,000
                                                   ==========         ==========

   Limited Partners                                $  200,000         $  305,000
                                                   ==========         ==========





The accompanying notes are an integral part of these financial statements.

           DAMSON/BIRTCHER REALTY INCOME FUND-II, LIMITED PARTNERSHIP
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
           ----------------------------------------------------------

                                                      Three Months Ended March 31,
                                                     ------------------------------
                                                        1995               1994
                                                     ------------      ------------
Cash flows from operating activities:
   Net income                                        $    202,000      $    308,000
Adjustments to reconcile net income
to net cash provided by operating activities:
   Depreciation and amortization                          321,000           321,000
   Equity in earnings of Cooper Village Partners          (43,000)          (49,000)
Changes in:
   Accounts receivable                                     (4,000)          (52,000)
   Accrued rent receivable                                (55,000)          (39,000)
   Prepaid expenses and other assets                       20,000           (18,000)
   Accounts payable and accrued liabilities                10,000           (21,000)
                                                     ------------      ------------
Net cash provided by operating activities                 451,000           450,000

Cash flows from investing activities:
   Investments in real estate                             (28,000)          (65,000)
  Distributions received from
    Cooper Village Partners                                75,000            87,000
                                                     ------------      ------------
Net cash provided by investing
activities                                                 47,000            22,000

Cash flows from financing activities:
   Distributions                                         (446,000)         (361,000)
                                                     ------------      ------------
Net cash used in financing activities                    (446,000)         (361,000)

Net increase in cash and cash
  equivalents                                              52,000           111,000
Cash and cash equivalents, beginning of
period                                                  1,058,000         1,000,000
                                                     ------------      ------------

Cash and cash equivalents, end of period             $  1,110,000      $  1,111,000
                                                     ============      ============





The accompanying notes are an integral part of these financial statements.

                      DAMSON/BIRTCHER REALTY INCOME FUND-II, LIMITED PARTNERSHIP


NOTES TO FINANCIAL STATEMENTS - UNAUDITED
- -----------------------------------------

(1)      Accounting Policies
         -------------------

         The financial statements of Damson/Birtcher Realty Income Fund-II, Limited Partnership (the "Partnership") included herein have been prepared by the General Partner, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. These financial statements include all adjustments which are of a normal recurring nature and, in the opinion of the General Partner, are necessary for a fair presentation. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted, pursuant to the rules and regulations of the Securities and Exchange Commission. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Partnership's annual report on Form 10-K for the year ended December 31, 1994.

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

         Investments in Real Estate

         At December 31, 1994, after evaluation of the Atrium Place, management estimated a $600,000 impairment of value as compared to its respective carrying value. At December 31, 1992, after evaluation of the Atrium Place, Creekridge Center and Kennedy Corporate Center, management estimated an aggregate of $3,850,000 impairment of value as compared to their respective carrying values.

           DAMSON/BIRTCHER REALTY INCOME FUND-II, LIMITED PARTNERSHIP


NOTES TO FINANCIAL STATEMENTS - UNAUDITED (Cont'd.)
- -----------------------------------------

(2)      Transactions with Affiliates
         ----------------------------

         The Partnership has no employees and, accordingly, the General Partner and its affiliates perform services on behalf of the Partnership in connection with administering the affairs of the Partnership. The General Partner and affiliates are reimbursed for their general and administrative costs actually incurred and associated with services performed on behalf of the Partnership. For the three months ended March 31, 1995 and 1994, the Partnership incurred approximately $44,000 and $31,000, respectively, of such expenses.

         On November 1, 1993, the General Partner elected to terminate the Partnership's property management agreement with an unaffiliated third party. On that date, the General Partner caused the Partnership to enter into new property management agreements with Birtcher Properties, an affiliate of the General Partner. The new contracts encompass terms at least as favorable to the Partnership as the terminated contracts with an unaffiliated third party, and are terminable by the Partnership upon 60 days' written notice to Birtcher Properties.

         Pursuant to the property management agreement, Birtcher Properties provides property management services with respect to the Partnership's properties and receives a fee for such services not to exceed 6% of the gross receipts from the properties under management, provided that leasing services are performed otherwise not to exceed 3%. Such fee amounted to approximately $38,000 and $40,000, respectively, for the three months ended March 31, 1995 and 1994. In addition, an affiliate of the General Partner received $32,000 and $31,000 for the three months ended March 31, 1995 and 1994, respectively, as reimbursement of costs of on-site property management personnel and other reimbursable expenses.

         Leasing fees for the three months ended March 31, 1995 and 1994, included charges of $1,000 and $1,000, respectively, from the General Partner and its affiliates for leasing services rendered in connection with leasing space in a Partnership property after expiration or termination of leases.

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

           DAMSON/BIRTCHER REALTY INCOME FUND-II, LIMITED PARTNERSHIP


NOTES TO FINANCIAL STATEMENTS - UNAUDITED (Cont'd.)
- -----------------------------------------

(2)      Transactions with Affiliates (Cont'd.)
         ----------------------------

         The amended Partnership Agreement provides for the Partnership's payment to the General Partner of an annual asset management fee equal to .75% of the aggregate appraised value of the Partnership's properties as determined by independent appraisal undertaken in January of each year. Such fees for the three months ended March 31, 1995 and 1994, amounted to $50,000 and $58,000, respectively.

         In addition to the aforementioned, the General Partner was also paid $20,000 and $21,000, related to the Partnership's portion (58%) of asset management fees, property management fees, leasing fees, reimbursement of on-site property management personnel and other reimbursable expenses for Cooper Village Partners for the three months ended March 31, 1995 and 1994, respectively.

(3)      Commitments and Contingencies
         -----------------------------

         Litigation

         The Partnership is not a party to any pending legal proceedings other than ordinary routine litigation incidental to its business. It is the General Partner's belief that the outcome of these proceedings will not be material to the business or financial condition of the Partnership.


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
         ---------------------------------------------------------------
         RESULTS OF OPERATIONS
         ---------------------

         Liquidity and Capital Resources
         -------------------------------

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

           DAMSON/BIRTCHER REALTY INCOME FUND-II, LIMITED PARTNERSHIP


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
         ---------------------------------------------------------------
         RESULTS OF OPERATIONS (Cont'd.)
         ---------------------

         Liquidity and Capital Resources (Cont'd.)
         -------------------------------

         Distributions through March 31, 1995 represent cash flow generated from operations of the Partnership's properties and interest earned on the temporary investment of working capital net of capital improvement reserve requirements. Future cash distributions will be made principally to the extent of cash flow attributable to operations of the Partnership's properties.

         In accordance with the terms of the Partnership Agreement, each year the Partnership secures an independent appraisal of each of the Partnership's properties as of January 1. In past years, the independent appraiser has estimated each property's "Investment Value," utilizing a seven to ten-year cash flow model to estimate value based upon an income approach.

         The amendment to the Partnership Agreement consented to by the Limited Partners in June 1993 mandates, among other things, that the General Partner seek a vote of (and provide an analysis and recommendation to) the Limited Partners no later than December 31, 1996, regarding the prompt liquidation of the Partnership in the event that properties with (then) current appraised values constituting at least one-half of the total (then) current appraised values of all of the Partnership's properties are not sold or under contract for sale by the end of 1996.

         Given this mandate, the General Partner has requested that the appraiser provide an assessment of value that reflects a shorter investment holding term. Although the General Partner does not currently have a specific liquidation plan for the Partnership's properties, it requested that the appraiser assume that the entire portfolio would be sold over the next four years.

         Using the shorter-term investment methodology that is consistent with the mandate of the 1993 amendment to the Partnership Agreement, the appraiser estimated the value of the Partnership's properties at January 1, 1995 to be $31,035,000.

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

           DAMSON/BIRTCHER REALTY INCOME FUND-II, LIMITED PARTNERSHIP



ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
         ---------------------------------------------------------------
         RESULTS OF OPERATIONS (Cont'd.)
         ---------------------


         Results of Operations for the Three Months Ended March 31, 1995
         ---------------------------------------------------------------
         Compared With the Three Months Ended March 31, 1994
         ---------------------------------------------------

         The decrease in rental income for the three months ended March 31, 1995, as compared to the corresponding period in 1994, was primarily attributable to reduced operating expense recoveries at Kennedy Corporate Center ($65,000) and Lakeland ($19,000). In addition, Iomega Corporation terminated one of its leases at expiration in November 1994, resulting in a $30,000 decrease in revenue in 1995.

         Interest income resulted from the temporary investment of Partnership working capital. The increase in interest income for the three months ended March 31, 1995, as compared to the corresponding period in 1994, was attributable to an increase in the average level of working capital available for investment and a higher rate-of-return on short-term investments.

         The decrease in operating expenses for the three months ended March 31, 1995, as compared to the corresponding period in 1994, was primarily attributable to a decrease in roof repair costs at Iomega ($10,000) and legal fees at Lakeland Industrial Park ($3,000).

         The decrease in real estate taxes for the three months ended March 31, 1995, as compared to the corresponding period in 1994, was primarily a result of lower tax assessments at Lakeland Industrial Park ($12,000) and Creekridge ($10,000).

         General and administrative expenses for the three months ended March 31, 1995 and 1994 include charges of $96,000 and $89,000, respectively, from the General Partner and its affiliates for services rendered in connection with administering the affairs of the Partnership and operating the Partnership's properties. Also included in general and administrative expenses for the three months ended March 31, 1995 and 1994 are direct charges of $68,000 and $67,000, respectively, relating to audit fees, tax preparation fees, legal and professional fees, insurance expenses, costs incurred in providing information to the Limited Partners and other miscellaneous costs.

         The increase in general and administrative expenses for the three months ended March 31, 1995, as compared to the corresponding period in 1994, was primarily the result of an increase in legal and professional services and general and administrative wages in 1995.

           DAMSON/BIRTCHER REALTY INCOME FUND-II, LIMITED PARTNERSHIP


                          PART II.  OTHER INFORMATION
                          ---------------------------

ITEM 1.  LEGAL PROCEEDINGS
         -----------------

         So far as is known to the General Partner, neither the Partnership nor its properties are subject to any material pending legal proceedings.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
         --------------------------------

         a)      Exhibits:

                 27 - Financial Data Schedule.

         b)      Reports on Form 8-K:

                 None filed in quarter ended March 31, 1995.

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


By: BIRTCHER/LIQUIDITY       By: BIRTCHER INVESTORS,
    PROPERTIES                   a California limited partnership
    (General Partner)

                                 By: BIRTCHER INVESTMENTS,
                                     a California general partnership,
                                     General Partner of Birtcher Investors

                                     By: BIRTCHER LIMITED,
                                         a California limited partnership,
                                         General Partner of Birtcher Investments

                                         By: BREICORP,
                                             a California corporation,
                                             formerly known as Birtcher
                                             Real Estate Inc., General
                                             Partner of Birtcher Limited

Date: May 11, 1995                           By: /s/ Robert M. Anderson
                                                 ------------------------
                                                 Robert M. Anderson
                                                 Executive Director
                                                 BREICORP

                             By: LF Special Fund I, L.P.,
                                 a California limited partnership

                                 By: Liquidity Fund Asset Management, Inc.,
                                     a California corporation, General
                                     Partner of LF Special Fund I, L.P.

Date: May 11, 1995                   By: /s/ Brent R. Donaldson
                                         -----------------------------
                                         Brent R. Donaldson
                                         President
                                         Liquidity Fund Asset Management, Inc.