Form 10-Q
period 1995-06-30
DAMSON BIRTCHER REALTY INCOME FUND II LTD PARTNERSHIP
filed 1995-08-11
CIK 773915

                                   FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
               Quarterly Report Under Sections 12(g), 13 or 15(d)
                     of the Securities Exchange Act of 1934

                     --------------------------------------


For Quarter Ended    June 30, 1995
                    ------------------------------------------------------------

Commission file number    0-14633
                        --------------------------------------------------------

         DAMSON/BIRTCHER REALTY INCOME FUND - II, LIMITED PARTNERSHIP
- --------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)


                     Delaware                             13-3294820
- -------------------------------------------------------------------------------
          (State or other jurisdiction of              (I.R.S. Employer
          incorporation or organization)              Identification No.)


 27611 La Paz Road, P.O. Box A-1, Laguna Niguel, California         92677-0100
- -------------------------------------------------------------------------------
        (Address of principal executive offices)                    (Zip Code)


                                  (714) 831-0707
- -------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)


                                       N/A
- -------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report.)


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Sections 12(g), 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                               Yes   X      No
                                   -----       -----

           DAMSON/BIRTCHER REALTY INCOME FUND-II, LIMITED PARTNERSHIP
                         QUARTERLY REPORT ON FORM 10-Q
                    FOR THE THREE MONTHS ENDED JUNE 30, 1995

                                     INDEX


                                                                                                            Page
                                                                                                            ----
PART I.          FINANCIAL INFORMATION

Item 1.          Financial Statements

                 Balance Sheets -
                 June 30, 1995 (Unaudited) and December 31, 1994  . . . . . . . . . . . . . . . . . .         3

                 Statements of Operations (Unaudited) -
                 Three and Six Months Ended June 30, 1995 and 1994  . . . . . . . . . . . . . . . . .         4

                 Statements of Cash Flows (Unaudited) -
                 Six Months Ended June 30, 1995 and 1994  . . . . . . . . . . . . . . . . . . . . . .         5

                 Notes to Financial Statements (Unaudited)  . . . . . . . . . . . . . . . . . . . . .         6

Item 2.          Management's Discussion and Analysis of
                 Financial Condition and Results of Operations  . . . . . . . . . . . . . . . . . . .         8


PART II.         OTHER INFORMATION  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        11

                         PART I.  FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS


           DAMSON/BIRTCHER REALTY INCOME FUND-II, LIMITED PARTNERSHIP
                                 BALANCE SHEETS

                                                                     June 30,              December 31,
                                                                       1995                    1994
                                                                    -----------            ------------
                                                                    (Unaudited)               (Note)
ASSETS
- ------

Investment in real estate, net:
   Land                                                           $  3,506,000             $  3,506,000
   Buildings and improvements                                       32,405,000               32,309,000
                                                                  ------------             ------------
                                                                    35,911,000               35,815,000
   Less accumulated depreciation                                   (11,554,000)             (10,954,000)
                                                                  ------------             ------------
                                                                    24,357,000               24,861,000

Investment in Cooper Village Partners                                4,749,000                4,817,000
Cash and cash equivalents                                            1,121,000                1,058,000
Accounts receivable (net of allowance for
   doubtful accounts of $23,000 in 1994)                               105,000                   31,000
Accrued rent receivable                                                523,000                  471,000
Prepaid expenses and other assets                                      178,000                  258,000
                                                                  ------------             ------------

                                                                  $ 31,033,000             $ 31,496,000
                                                                  ============             ============

LIABILITIES AND PARTNERS' CAPITAL
- ---------------------------------

Accounts payable and accrued liabilities                          $    699,000             $    653,000
                                                                  ------------             ------------

Partners' capital:
   Limited Partners                                                 30,483,000               30,987,000
   General Partner                                                    (149,000)                (144,000)
                                                                  ------------             ------------
                                                                    30,334,000               30,843,000
                                                                  ============             ============

Commitments and contingencies                                                -                        -
                                                                  ------------             ------------
                                                                  $ 31,033,000             $ 31,496,000
                                                                  ============             ============


Note: The balance sheet at December 31, 1994 has been prepared from the audited financial statements as of that date.


   The accompanying notes are an integral part of these financial statements.

           DAMSON/BIRTCHER REALTY INCOME FUND-II, LIMITED PARTNERSHIP
                            STATEMENTS OF OPERATIONS
                                  (UNAUDITED)



                                                      Three Months Ended                            Six Months Ended
                                                            June 30,                                    June 30,
                                                -------------------------------             --------------------------------
                                                   1995                 1994                   1995                  1994
                                                ----------           ----------             ----------            ----------
REVENUES
- --------

Rental income                                   $1,097,000           $1,118,000             $2,164,000            $2,321,000
Interest income                                     14,000               10,000                 29,000                20,000
                                                ----------           ----------             ----------            ----------

   Total revenues                                1,111,000            1,128,000              2,193,000             2,341,000
                                                ----------           ----------             ----------            ----------

EXPENSES
- --------

Operating expenses                                 279,000              276,000                533,000               548,000
Real estate taxes                                  181,000              179,000                365,000               384,000
Depreciation and
   amortization                                    319,000              326,000                640,000               648,000
General and
   administrative                                  171,000              180,000                335,000               336,000
                                                ----------           ----------             ----------            ----------

   Total expenses                                  950,000              961,000              1,873,000             1,916,000
                                                ----------           ----------             ----------            ----------

Income before
   equity in earnings                              161,000              167,000                320,000               425,000

Equity in earnings
   of Cooper Village
   Partners                                         40,000               55,000                 83,000               104,000
                                                ----------           ----------             ----------            ----------

NET INCOME                                      $  201,000           $  222,000             $  403,000            $  529,000
                                                ==========           ==========             ==========            ==========

NET INCOME
ALLOCABLE TO:

   General Partner                              $    2,000           $     2,000            $    4,000            $    5,000
                                                ==========           ===========            ==========            ==========

   Limited Partners                             $  199,000           $   220,000            $  399,000            $  524,000
                                                ==========           ===========            ==========            ==========


   The accompanying notes are an integral part of these financial statements.

           DAMSON/BIRTCHER REALTY INCOME FUND-II, LIMITED PARTNERSHIP
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                                                 Six Months Ended June 30,
                                                                                           -----------------------------------
                                                                                              1995                     1994
                                                                                           ----------               ----------
Cash flows from operating activities:
   Net income                                                                              $  403,000               $  529,000
Adjustments to reconcile net income to net
cash provided by operating activities:
   Depreciation and amortization                                                              640,000                  648,000
   Equity in earnings of Cooper Village Partners                                              (83,000)                (104,000)
Changes in:
   Accounts receivable                                                                        (74,000)                 (49,000)
   Acrrued rent receivable                                                                    (52,000)                (122,000)
   Prepaid expenses and other assets                                                           40,000                   12,000
   Accounts payable and accrued liabilities                                                    46,000                   17,000
                                                                                           ----------               ----------
Net cash provided by operating activities                                                     920,000                  931,000

Cash flows from investing activities:
   Investment in real estate                                                                  (96,000)                (142,000)
   Distributions received from
     Cooper Village Partners                                                                  151,000                  145,000
                                                                                           ----------               ----------
Net cash provided by investing activities                                                      55,000                    3,000

Cash flows from financing activities:
   Distributions                                                                             (912,000)                (785,000)
                                                                                           ----------               ----------
Net cash used in financing activities                                                        (912,000)                (785,000)

Net increase in cash and cash equivalents                                                      63,000                  149,000

Cash and cash equivalents, beginning of
period                                                                                      1,058,000                1,000,000
                                                                                           ----------               ----------

Cash and cash equivalents, end of period                                                   $1,121,000               $1,149,000
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

           DAMSON/BIRTCHER REALTY INCOME FUND-II, LIMITED PARTNERSHIP


NOTES TO FINANCIAL STATEMENTS - UNAUDITED

(2)      Transactions with Affiliates

         The Partnership has no employees and, accordingly, the General Partner and its affiliates perform services on behalf of the Partnership in connection with administering the affairs of the Partnership. The General Partner and affiliates are reimbursed for their general and administrative costs actually incurred and associated with services performed on behalf of the Partnership. For the three months ended June 30, 1995 and 1994, the Partnership incurred approximately $34,000 and $27,000, respectively, of such expenses. For the six months ended June 30, 1995 and 1994, such payments were $78,000 and $58,000, respectively.

         Leasing fees for the six months ended June 30, 1995 and 1994, included charges of $14,000 and $7,000, respectively, from the General Partner and its affiliates for leasing services rendered in connection with leasing space in a Partnership property after expiration or termination of leases.

         An affiliate of the General Partner provides property management services with respect to the Partnership's properties and receives a fee for such services not to exceed 6% of the gross receipts from the properties under management, provided that leasing services are performed, otherwise not to exceed 3%. Such fee amounted to approximately $37,000 and $38,000 for the three months ended June 30, 1995 and 1994, respectively, and $74,000 and $78,000 for the six months ended June 30, 1995 and 1994. In addition, an affiliate of the General Partner received $32,000 and $31,000 for the three months ended June 30, 1995 and 1994, respectively, as reimbursement of costs of on-site property management personnel and other reimbursable expenses. For the six months ended June 30, 1995 and 1994, such costs were $64,000 and $62,000, respectively.

         In addition to the aforementioned, the General Partner was also paid $14,000 and $14,000, related to the Partnership's portion (58%) of property management fees, leasing fees, reimbursement of on-site property management personnel and other reimbursable expenses for Cooper Village Partners for the three months ended June 30, 1995 and 1994, respectively. For the six months ended June 30, 1995 and 1994, such costs were $25,000 and $27,000, respectively.

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

           DAMSON/BIRTCHER REALTY INCOME FUND-II, LIMITED PARTNERSHIP

(2)      Transactions with Affiliates (Cont'd)

         The amended Partnership Agreement provides for the Partnership's payment to the General Partner of an annual asset management fee equal to .75% of the aggregate appraised value of the Partnership's properties as determined by independent appraisal undertaken in January of each year. Such fees amounted to approximately $100,000 and $116,000 for the six months ended June 30, 1995 and 1994, respectively. In addition to the aforementioned, the General Partner was also paid $17,000 and $15,000 for the six months ended June 30, 1995 and 1994, respectively, related to the Partnership's portion (58%) of asset management fees for Cooper Village Partners.

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

         Distributions through June 30, 1995 represent cash flow generated from operations of the Partnership's properties, net of capital improvement requirements and fees paid to the General Partner. It is anticipated that future cash distributions will be made principally to the extent of cash flow attributable to the operations of the Partnership's properties, net of capital improvement requirements and fees paid to the General Partner.

           DAMSON/BIRTCHER REALTY INCOME FUND-II, LIMITED PARTNERSHIP


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Cont'd)

         Liquidity and Capital Resources (Cont'd)

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

         Results of Operations for the Three Months Ended June 30, 1995 Compared With the Three Months Ended June 30, 1994 and for the Six Months Ended June 30, 1995 Compared With the Six Months Ended June 30, 1994

         The decrease in rental income for the three months ended June 30, 1995, as compared to the corresponding period in 1994 was primarily attributable to the decrease in rental revenue at Iomega ($30,000), with the termination of one of Iomega Corporation's leases at expiration in November 1994. This decrease was partially offset by an increase in miscellaneous revenue at Lakeland Industrial Park.

           DAMSON/BIRTCHER REALTY INCOME FUND-II, LIMITED PARTNERSHIP



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Cont'd)

         Results of Operations for the Three Months Ended June 30, 1995 Compared With the Three Months Ended June 30, 1994 and for the Six Months Ended June 30, 1995 Compared With the Six Months Ended June 30, 1994 (Cont'd)

         The decrease in rental income for the six months ended June 30, 1995, as compared to the corresponding period in 1994, was primarily attributable to the decrease in rental income at Iomega ($50,000). In addition, operating expense recoveries were reduced at Lakeland Industrial Park ($31,000) and Kennedy Corporate Center ($103,000).
         The aforementioned decreases were partially offset by an increase in miscellaneous revenue at Lakeland Industrial Park.

         Interest income resulted from the temporary investment of Partnership working capital. The increase in interest income for the three and six months ended June 30, 1995, as compared to the corresponding periods in 1994, was attributable to an increase in the average level of working capital available for investment and a higher rate of return on short-term investments.

         Operating expenses for the three months ended June 30, 1995, was generally comparable to the corresponding period in 1994. The decrease in operating expenses for the six months ended June 30, 1995, as compared to the corresponding period in 1994, was primarily attributable to the decrease in legal fees at Kennedy Corporate Center ($8,000). In addition, snow removal costs decreased at Lakeland Industrial Park by $8,000 in 1995.

         The decrease in real estate taxes for the six months ended June 30, 1995, as compared to the corresponding period in 1994, was primarily as a result of lower tax assessment at Lakeland Industrial Park ($25,000).

         General and administrative expenses for the six months ended June 30, 1995 and 1994, include $192,000 and $181,000, respectively, of charges from the General Partner and its affiliates for services rendered in connection with administering the affairs of the Partnership and operating the Partnership's properties. Also included in general and administrative expenses for the six months ended June 30, 1995 and 1994, are direct charges of $143,000 and $155,000, respectively, relating to audit and tax return preparation fees, annual appraisal fees, legal fees, insurance expense, costs incurred in providing information to the Limited Partners and other miscellaneous costs.

           DAMSON/BIRTCHER REALTY INCOME FUND-II, LIMITED PARTNERSHIP


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Cont'd)

         Results of Operations for the Three Months Ended June 30, 1995 Compared With the Three Months Ended June 30, 1994 and for the Six Months Ended June 30, 1995 Compared With the Six Months Ended June 30, 1994 (Cont'd)

         General and administrative expenses for the six months ended June 30, 1995, were generally comparable to the corresponding period in 1994.


                          PART II.  OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

         So far as is known to the General Partner, neither the Partnership nor its properties are subject to any material pending legal proceedings.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         a)      Exhibits:

                 Exhibit 27 -- Financial Data Schedule.

         b)      Reports on Form 8-K:

                 None filed in quarter ended June 30, 1995.

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

                                                       By:   BIRTCHER LIMITED,
                                                             a California limited partnership,
                                                             General Partner of Birtcher
                                                             Investments

                                                             By:  BREICORP,
                                                                  a California corporation,
                                                                  formerly known as Birtcher
                                                                  Real Estate Inc., General
                                                                  Partner of Birtcher Limited

Date:  August 11, 1995                                            By:   /s/ Robert M. Anderson
                                                                        ------------------------
                                                                        Robert M. Anderson
                                                                        Executive Director
                                                                        BREICORP

                                                 By:   LF Special Fund I, L.P.,
                                                       a California limited partnership

                                                       By:   Liquidity Fund Asset Management, Inc.,
                                                             a California corporation, General
                                                             Partner of LF Special Fund I, L.P.

Date:  August 11, 1995                                       By:  /s/ Brent R. Donaldson
                                                                  -----------------------------
                                                                  Brent R. Donaldson
                                                                  President
                                                                  Liquidity Fund Asset Management, Inc.