Form 10-Q
period 1995-09-30
DAMSON BIRTCHER REALTY INCOME FUND II LTD PARTNERSHIP
filed 1995-11-13
CIK 773915

                                  FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549

              QUARTERLY REPORT UNDER SECTION 12(g), 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended    September 30, 1995
                   ----------------------------------------------------------

Commission file number    0-14633
                        -----------------------------------------------------



         DAMSON/BIRTCHER REALTY INCOME FUND - II, LIMITED PARTNERSHIP
-----------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)



                   Delaware                          13-3294820
-----------------------------------------------------------------------------
       (State or other jurisdiction of            (I.R.S. Employer
        incorporation or organization)           Identification No.)


   27611 La Paz Road, P.O. Box A-1, Laguna Niguel, California    92677-0100
-----------------------------------------------------------------------------
           (Address of principal executive offices)              (Zip Code)


                                (714) 831-0707
-----------------------------------------------------------------------------
             (Registrant's telephone number, including area code)


                                     N/A
-----------------------------------------------------------------------------
             (Former name, former address and former fiscal year,
                        if changed since last report.)


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

                         QUARTERLY REPORT ON FORM 10-Q
                  FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1995

                                     INDEX


                                                                                                     Page
                                                                                                     ----
PART I.          FINANCIAL INFORMATION

Item 1.          Financial Statements

                 Balance Sheets - September 30, 1995 (Unaudited) and
                    December 31, 1994 .........................................................        3

                 Statements of Operations (Unaudited) - Three and Nine Months
                    Ended September 30, 1995 and 1994  ........................................        4

                 Statements of Cash Flows (Unaudited) - Nine Months
                    Ended September 30, 1995 and 1994  ........................................        5

                 Notes to Financial Statements (Unaudited)  ...................................        6

Item 2.          Management's Discussion and Analysis of Financial Condition
                    and Results of Operations  ................................................        8

PART II.         OTHER INFORMATION  ...........................................................       11

                         PART I.  FINANCIAL INFORMATION


ITEM 1.   FINANCIAL STATEMENTS


           DAMSON/BIRTCHER REALTY INCOME FUND-II, LIMITED PARTNERSHIP

                                 BALANCE SHEETS

                                                                               September 30,        December 31,
                                                                                   1995                 1994
                                                                               -------------        ------------
                                                                                (Unaudited)            (Note)
ASSETS
------

Investment in real estate, net:

   Land                                                                        $  3,506,000         $  3,506,000
   Buildings and improvements                                                    32,647,000           32,309,000
                                                                               ------------         ------------
                                                                                 36,153,000           35,815,000
   Less accumulated depreciation                                                (11,847,000)         (10,954,000)
                                                                               ------------         ------------
                                                                                 24,306,000           24,861,000

Investment in Cooper Village Partners                                             4,698,000            4,817,000
Cash and cash equivalents                                                         1,084,000            1,058,000
Accounts receivable (net of allowance for
   doubtful accounts of $23,000 in 1994)                                            115,000               31,000
Accrued rent receivable                                                             538,000              471,000
Prepaid expenses and other assets                                                   202,000              258,000
                                                                               ------------         ------------
                                                                               $ 30,943,000         $ 31,496,000
                                                                               ============         ============

LIABILITIES AND PARTNERS' CAPITAL
---------------------------------

Accounts payable and accrued liabilities                                       $    807,000         $    653,000
                                                                               ------------         ------------

Partners' capital:

  Limited Partners                                                               30,287,000           30,987,000
  General Partners                                                                 (151,000)            (144,000)
                                                                               ------------         ------------
                                                                                 30,136,000           30,843,000
                                                                               ------------         ------------

Commitments and contingencies                                                             -                    -
                                                                               ------------         ------------
                                                                               $ 30,943,000         $ 31,496,000
                                                                               ============         ============

Note: The balance sheet at December 31, 1994 has been prepared from the audited financial statements as of that date.



The accompanying notes are an integral part of these financial statements.

           DAMSON/BIRTCHER REALTY INCOME FUND-II, LIMITED PARTNERSHIP

                            STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                          Three Months Ended                Nine Months Ended
                                                             September 30,                    September 30,
                                                     --------------------------      -----------------------------
                                                        1995           1994             1995               1994
                                                     ----------     -----------      -----------        ----------
REVENUES
--------

Rental income                                        $1,149,000      $1,134,000       $3,313,000        $3,456,000
Interest income                                          17,000          11,000           46,000            30,000
                                                     ----------      ----------       ----------        ----------

   Total revenues                                     1,166,000       1,145,000        3,359,000         3,486,000
                                                     ----------      ----------       ----------        ----------

EXPENSES
--------

Operating expenses                                      288,000         286,000          821,000           835,000
Real estate taxes                                       154,000         172,000          520,000           556,000
Depreciation and amortization                           309,000         321,000          949,000           969,000
General and administrative                              180,000         138,000          516,000           473,000
                                                     ----------      ----------       ----------        ----------

   Total expenses                                       931,000         917,000        2,806,000         2,833,000
                                                     ----------      ----------       ----------        ----------

Income before equity in earnings                        235,000         228,000          553,000           653,000

Equity in earnings of Cooper
   Village Partners                                      36,000          50,000          119,000           154,000
                                                     ----------      ----------       ----------        ----------

NET INCOME                                           $  271,000      $  278,000       $  672,000        $  807,000
                                                     ==========      ==========       ==========        ==========

NET INCOME ALLOCABLE TO:

   General Partner                                   $    3,000      $    3,000       $    7,000        $    8,000
                                                     ==========      ==========       ==========        ==========

   Limited Partners                                  $  268,000      $  275,000       $  665,000        $  799,000
                                                     ==========      ==========       ==========        ==========


The accompanying notes are an integral part of these financial statements.

          DAMSON/BIRTCHER REALTY INCOME FUND-II, LIMITED PARTNERSHIP

                           STATEMENTS OF CASH FLOWS
                                 (UNAUDITED)


                                                                            Nine Months Ended September 30,
                                                                           --------------------------------
                                                                                1995                1994
                                                                           -----------          -----------
Cash flows from operating activities:

   Net income                                                              $   672,000          $   807,000

Adjustments to reconcile net income to net cash provided by operating activities:

   Depreciation and amortization                                               949,000              969,000
   Equity in earnings of Cooper Village Partners                              (119,000)            (154,000)

Changes in:

   Accounts receivable                                                         (84,000)             (55,000)
   Accrued rent receivable                                                     (67,000)            (203,000)
   Prepaid expenses and other assets                                                 -               43,000
   Accounts payable and accrued liabilities                                    154,000               22,000
                                                                           -----------          -----------
Net cash provided by operating activities                                    1,505,000            1,429,000

Cash flows from investing activities:

   Investment in real estate                                                  (338,000)            (226,000)
   Distributions received from Cooper
     Village Partners                                                          238,000              220,000
                                                                           -----------          -----------
Net cash used in investing activities                                         (100,000)              (6,000)

Cash flows from financing activities:

   Distributions                                                            (1,379,000)          (1,194,000)
                                                                           -----------          -----------
Net cash used in financing activities                                       (1,379,000)          (1,194,000)

Net increase in cash and cash equivalents                                       26,000              229,000

Cash and cash equivalents, beginning of period                               1,058,000            1,000,000
                                                                           -----------          -----------

Cash and cash equivalents, end of period                                   $ 1,084,000          $ 1,229,000
                                                                           ===========          ===========


The accompanying notes are an integral part of these financial statements.

           DAMSON/BIRTCHER REALTY INCOME FUND-II, LIMITED PARTNERSHIP


NOTES TO FINANCIAL STATEMENTS - UNAUDITED

(1)      Accounting Policies
         -------------------

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

(1)      Accounting Policies (Cont'd.)
         -------------------

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

(2)      Transactions with Affiliates
         ----------------------------

         The Partnership has no employees and, accordingly, the General Partner and its affiliates perform services on behalf of the Partnership in connection with administering the affairs of the Partnership. The General Partner and affiliates are reimbursed for their general and administrative costs actually incurred and associated with services performed on behalf of the Partnership. For the three months ended September 30, 1995 and 1994, the Partnership incurred approximately $31,000 and $27,000, respectively, of such expenses. For the nine months ended September 30, 1995 and 1994, such amounts were $109,000 and $86,000, respectively.

         Leasing fees for the three months ended September 30, 1995 and 1994, included charges of $38,000 and $22,000, respectively. For the nine months ended September 30, 1995 and 1994, such fees were $52,000 and $28,000, respectively, from the General Partner and its affiliates for leasing services rendered in connection with leasing space in a Partnership property after expiration or termination of leases.

         An affiliate of the General Partner provides property management services with respect to the Partnership's properties and receives a fee for such services not to exceed 6% of the gross receipts from the properties under management, provided that leasing services are performed, otherwise not to exceed 3%. Such fees amounted to approximately $40,000 and $39,000 for the three months ended September 30, 1995 and 1994, respectively, and $114,000 and $117,000 for the nine months ended September 30,1995 and 1994. In addition, an affiliate of the General Partner received $32,000 and $30,000 for the three months ended September 30, 1995 and 1994, respectively, as reimbursement of costs of on-site property management personnel and other reimbursable expenses. For the nine months ended September 30, 1995 and 1994, such costs were $96,000 and $93,000, respectively.

           DAMSON/BIRTCHER REALTY INCOME FUND-II, LIMITED PARTNERSHIP


NOTES TO FINANCIAL STATEMENTS - UNAUDITED (Cont'd.)

(2)      Transactions with Affiliates (Cont'd.)
         ----------------------------

         In addition to the aforementioned, the General Partner was also paid $12,000 and $13,000, related to the Partnership's portion (58%) of property management fees, leasing fees, reimbursement of on-site property management personnel and other reimbursable expenses for Cooper Village Partners for the three months ended September 30, 1995 and 1994, respectively. For the nine months ended September 30, 1995 and 1994, such costs were $37,000 and $39,000, respectively.

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

         The amended Partnership Agreement provides for the Partnership's payment to the General Partner of an annual asset management fee equal to .75% of the aggregate appraised value of the Partnership's properties as determined by independent appraisal undertaken in January of each year. Such fees for the three months ended September 30, 1995 and 1994, were $50,000 and $58,000, respectively. For the nine months ended September 30, 1995 and 1994, such fees were $149,000 and $174,000, respectively. In addition to the aforementioned, the General Partner was also paid $25,000 and $23,000, respectively, related to the Partnership's portion (58%) of asset management fees for Cooper Village Partners for the nine months ended September 30, 1995 and 1994.

(3)      Commitments and Contingencies
         -----------------------------

         The Partnership is not a party to any pending legal proceedings other than ordinary routine litigation incidental to its business. It is the General Partner's belief that the outcome of these proceedings will not be material to the business or financial condition of the Partnership.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         Liquidity and Capital Resources
         -------------------------------

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

         Liquidity and Capital Resources (Cont'd.)
         -------------------------------

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

         Distributions through September 30, 1995 represent cash flow generated from operation of the Partnership's properties and interest earned on the temporary investment of working capital net of capital requirements and fees paid to the General Partner. Future cash distributions will be made principally to the extent of cash flow attributable to the operation of the Partnership's properties net of fees and capital improvement reserve requirements.

           DAMSON/BIRTCHER REALTY INCOME FUND-II, LIMITED PARTNERSHIP


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Cont'd.)

         Liquidity and Capital Resources (Cont'd.)
         -------------------------------

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

         Results of Operations for the Three Months Ended September 30, 1995 Compared With the Three Months Ended September 30, 1994 and for the Nine Months Ended September 30, 1995 Compared With the Nine Months Ended September 30, 1994
         -------------------------------------------------------------------

         The increase in rental income for the three months ended September 30, 1995, as compared to the corresponding period in 1994, was primarily attributable to the increase in occupancy level at Lakeland Industrial Park, which resulted in a $30,000 increase in revenue. The aforementioned increase was partially offset by a decrease in revenue at Iomega and Creekridge.

         The decrease in rental income for the nine months ended September 30, 1995, as compared to the corresponding period in 1994, was primarily attributable to the following factors. At Iomega, rental income was decreased by $72,000, which was the result of termination of one of Iomega Corporation's leases at expiration in November 1994. At Creekridge, Luma Sales and Johnson Design terminated their leases upon expiration in March 1995 and April 1995, respectively, which resulted in a $50,000 decrease in revenue in 1995. At Kennedy Corporation Center, revenue was decreased by $54,000, which was primarily a result of reduced operating expense recoveries during 1995. The aforementioned decreases were partially offset by increased revenues at Lakeland Industrial Park due to an increase in occupancy level ($40,000).

         Interest income resulted from the temporary investment of Partnership working capital. The increase for the three and nine months ended September 30, 1995, as compared to the corresponding periods in 1994, was attributable to a higher rate-of-return on short-term investments achieved during 1995.

         Operating expenses for the three months ended September 1995, are generally comparable to the corresponding period in 1994.

         The decrease in operating expenses for the nine months ended September 30, 1995, as compared to the corresponding period in 1994, was primarily attributable to a decrease in HVAC repairs ($12,000) at Creekridge.

           DAMSON/BIRTCHER REALTY INCOME FUND-II, LIMITED PARTNERSHIP



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Cont'd.)

         Results of Operations for the Three Months Ended September 30, 1995 Compared With the Three Months Ended September 30, 1994 and for the Nine Months Ended September 30, 1995 Compared With the Nine Months Ended September 30, 1994 (Cont'd.)
         -------------------------------------------------------------------

         The decrease in real estate taxes for the three and nine months ended September 30, 1995, as compared to the corresponding periods in 1994, was primarily attributable to successful tax appeals at Atrium and Lakeland Industrial Park, which resulted in a $25,000 refund for Atrium and lower tax assessments for Lakeland Industrial Park in 1995.

         General and administrative expenses for the nine months ended September 30, 1995 and 1994, include $310,000 and $287,000, respectively, of charges from the General Partner and its affiliates for services rendered in connection with administering the affairs of the Partnership and operating the Partnership's properties. Also included in general and administrative expenses for the nine months ended September 30, 1995 and 1994, are direct charges of $206,000 and $186,000, respectively, relating to audit and tax return preparation fees, annual appraisal fees, legal fees, insurance expense, costs incurred in providing information to the Limited Partners and other miscellaneous costs.

         The increase in general and administrative expenses for the nine months ended September 30, 1995, as compared to the corresponding period in 1994, was primarily attributable to an increase in leasing fees paid to the General Partner and its affiliates for leasing services rendered in connection with leasing space in the Partnership's properties. In addition, legal and professional services, appraisal fees and administrative wages were higher during 1995.


                          PART II.  OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

         So far as is known to the General Partner, neither the Partnership nor its properties are subject to any material pending legal proceedings.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         a)   Exhibits:

              Exhibit 27 - Financial Data Schedule.

         b)   Reports on Form 8-K:

              None filed in quarter ended September 30, 1995.

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

                                    By: BIRTCHER LIMITED,
                                        a California limited partnership,
                                        General Partner of Birtcher Investments

                                        By: BREICORP,
                                            a California corporation, formerly
                                            known as Birtcher Real Estate Inc.,
                                            General Partner of Birtcher Limited


Date:  November 10, 1995                    By: /s/ Robert M. Anderson
                                                -------------------------------
                                                    Robert M. Anderson
                                                    Executive Director
                                                    BREICORP


                           By: LF Special Fund I, L.P.,
                               a California limited partnership

                               By: Liquidity Fund Asset Management, Inc.,
                                   a California corporation, General Partner
                                   of LF Special Fund I, L.P.


Date:  November 10, 1995           By: /s/ Brent R. Donaldson
                                       ---------------------------------------
                                           Brent R. Donaldson
                                           President
                                           Liquidity Fund Asset
                                           Management, Inc.