Form 10-K
period 1995-12-31
DAMSON BIRTCHER REALTY INCOME FUND II LTD PARTNERSHIP
filed 1996-04-01
CIK 773915

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                           OF THE SECURITIES EXCHANGE

                                   ACT OF 1934

For the fiscal year ended December 31, 1995       COMMISSION FILE NUMBER 0-14633

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

                                 (714) 643,7700
                         (Registrant's telephone number)

           Securities registered pursuant to Section 12(b) of the Act:

                                                          Name of each exchange
Title of each class                                        on which registered

      NONE                                                          NONE

           Securities registered pursuant to Section 12(g) of the Act:

                                      NONE

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months and (2) has been subject to such filing requirements for the past ninety days.

                                 Yes  X        No
                                     ---          ---

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

                     DAMSON/BIRTCHER REALTY INCOME FUND-II,
                               LIMITED PARTNERSHIP

         ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 1995

                                      INDEX

                                                                           Page
                                                                           ----

PART I

     Item 1.   Business................................................     2
     Item 2.   Properties..............................................     4
     Item 3.   Legal Proceedings.......................................     5
     Item 4.   Submission of Matters to a Vote of
                 Security Holders......................................     5


PART II

     Item 5.   Market for the Registrant's Limited Partnership
                 Interests and Related Security Holder Matters.........     6
     Item 6.   Selected Financial Data.................................     6
     Item 7.   Management's Discussion and Analysis of Financial
                 Condition and Results of Operations...................     7
     Item 8.   Financial Statements and Supplementary Data.............   F-1
     Item 9.   Changes in and Disagreements with Accountants on
                 Accounting and Financial Disclosure...................    14


PART III

     Item 10.  Directors and Executive Officers of the Registrant......    14
     Item 11.  Executive Compensation..................................    14
     Item 12.  Security Ownership of Certain Beneficial Owners
                 and Management........................................    15
     Item 13.  Certain Relationships and Related Transactions..........    15


PART IV

     Item 14.  Exhibits, Financial Statement Schedules and
                 Reports on Form 8-K...................................   15
       ---     Signatures..............................................   18

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

Given the mandate of the May 5, 1993 Information Statement, the General Partner has decided to account for the Partnership's properties as assets held for sale, instead of for investment. Accordingly, the General Partner compared the carrying value of each property to its appraised value as of January 1, 1996.
If the carrying value of a property and certain related assets was greater than its appraised value, less selling costs, the General Partner reduced the carrying value of the property by the difference. Using this methodology, Atrium Place, Kennedy Corporate Center, Lakeland Industrial Park and Cooper Village (58% interest), had carrying values greater than they had appraised values, and therefore reduced their carrying values to $829,000, $2,625,000, $4,929,000, and $3,704,000, respectively.

The Partnership derives most of its revenue from rental income. Both Iomega Corporation and Delta Dental Corporation represent significant portions of such income. Rental income from Iomega Corporation totaled $1,120,000 in 1995, $1,207,000 in 1994 and $1,209,000 in 1993, or approximately 24%, 26% and 29%, respectively, of the Partnership's total rental income. Rental income from Delta Dental Corporation totaled $701,000 in 1995, $694,000 in 1994 and $643,000 in 1993, or approximately 16%, 15% and 16%, respectively, of the Partnership's total rental income.

The Partnership's investments in real estate are subject to competition for tenants from similar types of properties in the vicinities in which they are located. The Partnership has no investments in real estate located outside the United States.

                     DAMSON/BIRTCHER REALTY INCOME FUND-II,
                               LIMITED PARTNERSHIP

                                     PART I

Item 1.    Business (Cont'd.)

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

                     DAMSON/BIRTCHER REALTY INCOME FUND-II,
                               LIMITED PARTNERSHIP

Item 2.  PROPERTIES

                                                                                                         NUMBER OF
                                                                                             NET          TENANT        PERCENTAGE
                                  APPROXIMATE                                              RENTABLE       LEASES         OCCUPIED
                                  PURCHASE                                                 AREA IN        AS OF           AS OF
NAME/LOCATION/DATE ACQUIRED       PRICE(1)                DESCRIPTION                      SQ. FT.       12/31/95       12/31/95
================================================================================================================================

Atrium Place                    $ 2,230,000      A single-story office building            23,970          9              57%
Arlington Heights, Illinois                      located on 1.74 acres of land.
December 19, 1985

Lakeland Industrial Park,         5,875,000      Nine one-story office/warehouse          209,840         16              96%
  Phases I-IV                                    buildings located on 11.27 acres
Milwaukee, Wisconsin                             of land.
December 19, 1985 and
November 25, 1986

Kennedy Corporate Center,         4,599,000      Three-story office building               39,933          9              85%
  Phase I                                        located on 2.8 acres of land.
Palatine, Illinois
January 8, 1986

Iomega/Northpointe Center         7,980,000      Seven industrial/office buildings        210,165          7             100%
Roy, Utah                                        located on 16.6 acres of land.
January 31, 1986

Ladera Shopping Center,           2,889,000      A neighborhood retail shopping            35,094          6             100%
  Phase II                                       center located on 3.8 acres of land.
Albuquerque, New Mexico
February 7, 1986

Creekridge Center                11,865,000      Two three-story office buildings          81,835         14              91%
Bloomington, Minnesota                           located on 5 acres of land.
September 23, 1986

Cooper Village                    4,789,000(2)   A single-story shopping center            59,978(2)      22              96%
Mesa, Arizona                                    located on 10.88 acres of land.
December 30, 1987 and
December 30, 1988
                                -----------                                               -------
TOTAL                           $40,227,000                                               660,815
                                ===========                                               =======

SEE NOTES TO TABLE ON THE FOLLOWING PAGE.

                     DAMSON/BIRTCHER REALTY INCOME FUND-II,
                               LIMITED PARTNERSHIP

Item 2.           PROPERTIES (Cont'd.)

NOTES TO TABLE ON THE PRECEDING PAGE

         (1) The purchase price does not include an allocable share of acquisition fees of $2,629,000 paid to the General Partner. Also, for certain properties, the purchase price has been reduced by cash received after acquisition under rental agreements for non-occupied space.

         (2) An interest in Cooper Village was acquired by the Partnership through a general partnership, Cooper Village Partners ("CV Partners") consisting of the Partnership and Real Estate Income Partners III, Limited Partnership, an affiliated limited partnership. At December 31, 1995, the Partnership had a 58% interest in CV Partners. (See Note 3 to Financial Statements in Item 8 for a further discussion of the Partnership's interest in CV Partners.) The amounts shown herein for approximate purchase price and net rentable square feet represent 58% of the respective amounts for CV Partners.

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

As of February 29, 1996, the number of holders of the Partnership's interests is as follows:

              General Partner                   1
              Limited Partners              7,026
                                            -----
                                            7,027
                                            =====

The Partnership makes quarterly cash distributions to its partners out of distributable cash pursuant to the Partnership's Agreement of Limited Partnership. Distributable cash is generally paid 99% to the Limited Partners and 1% to the General Partner.

The Partnership has paid the following quarterly cash distributions to its Limited Partners:



CALENDAR
QUARTERS        1996       1995        1994        1993        1992      1991
- ------------------------------------------------------------------------------

First         $463,000   $441,000    $358,000   $420,000   $416,000   $524,000
Second                    462,000     421,000    262,000    372,000    394,000
Third                     462,000     405,000    200,000    457,000    394,000
Fourth                    463,000     465,000    289,000    430,000    394,000


The Limited Partners and the General Partner are entitled to receive quarterly cash distributions, as available, in the future.

Item 6.    SELECTED FINANCIAL DATA

                                                                     Year Ended December 31,
                     --------------------------------------------------------------------------------------------------------
                         1995                  1994                  1993                     1992                   1991
                     --------------------------------------------------------------------------------------------------------
Total Revenues       $ 4,523,000           $ 4,637,000           $ 4,181,000              $ 4,043,000            $ 4,173,000
                     ===========           ===========           ===========              ===========            ===========

Net Income (Loss):

  General Partner    $   (6,000)           $    5,000            $     5,000              $   (34,000)           $     2,000

  Limited Partners   $ (569,000)           $  457,000            $   541,000              $(3,343,000)           $   204,000
                     -----------           ----------            -----------              -----------            -----------

                     $ (575,000)           $  462,000            $   546,000              $(3,377,000)           $   206,000
                     ===========           ==========            ===========              ===========            ===========


Total
Distributions:

  General Partner    $   18,000            $   17,000            $    12,000              $    17,000            $    17,000
                     ==========            ==========            ===========              ===========            ===========

  Limited Partners   $1,828,000            $1,649,000            $ 1,171,000              $ 1,675,000            $ 1,706,000
                     ==========            ==========            ===========              ===========            ===========



                     DAMSON/BIRTCHER REALTY INCOME FUND-II,
                               LIMITED PARTNERSHIP

Item 6.    SELECTED FINANCIAL DATA (Cont'd.)

                                                                December 31,
                       -----------------------------------------------------------------------------------------------------------
                             1995                    1994                   1993                    1992                    1991
                       -----------------------------------------------------------------------------------------------------------
Total Assets             $29,134,000             $31,496,000            $32,737,000             $33,483,000            $38,516,000
                         ===========             ===========            ===========             ===========            ===========




Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Capital Resources and Liquidity

The Partnership completed its acquisition program in December 1988 and is principally engaged in the operation of its properties. The Partnership's objective has been to hold its properties as long-term investments, although properties may be sold at any time, depending upon the General Partner's judgment of the anticipated remaining economic benefits of continued ownership. That notwithstanding, the Information Statement, dated May 5, 1993, as described below, mandates that the General Partner shall seek a vote of the Limited Partners no later than December 31, 1996, regarding prompt liquidation of the Partnership in the event that properties with appraised values as of January 1993, which constituted at least one-half of the aggregate appraised values of all Partnership properties as of that date, are not sold or under contract for sale by the end of 1996. Given the mandate of the May 5, 1993 Information Statement, the General Partner has decided to account for the Partnership's properties as assets held for sale instead of for investment. Working capital is and will be principally provided from the operation of the Partnership's properties and the working capital reserve established for the properties. The Partnership may incur mortgage indebtedness relating to such properties by borrowing funds primarily to fund capital improvements or to obtain financing proceeds for distribution to the partners.

Distributions for the year ended December 31, 1995, represent net cash flow from operations of the Partnership's properties and interest earned on the temporary investment of working capital, reduced by current year capital reserve requirements. Future cash distributions will be made principally to the extent of cash flow attributable to the operations and sales of the Partnership's properties after capital reserve requirements. See Item 5 for a description of the Partnership's distribution history. The Partnership believes that the cash generated from its operations will provide the Partnership the funds necessary to meet all of its ordinary obligations.

Certain of the Partnership's properties are not fully leased. The Partnership is actively marketing the vacant space in these properties, subject to the competitive environment in each of the market areas. To the extent the Partnership is not successful in maintaining or increasing occupancy levels at these properties, the Partnership's future cash flow and distributions may be reduced.

In June 1993, the Partnership completed its solicitation of written consents from its Limited Partners. A majority in interest of the Partnership's Limited Partners approved each of the proposals contained in the Information Statement dated May 5, 1993. Those proposals have been implemented by amending the Partnership Agreement as contemplated by the Information Statement. The amendments include, among other things, the future payment of asset management and leasing fees to the General Partner and the elimination of the General Partner's residual interest and deferred leasing fees that were previously subordinated to return of the Limited Partners' 9% Preferential Return. See

                     DAMSON/BIRTCHER REALTY INCOME FUND-II,
                               LIMITED PARTNERSHIP

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Cont'd.)

Capital Resources and Liquidity (Cont'd.)

Item 8, Note 4 to the Financial Statements for discussion of fees paid to the General Partner for the year ended December 31, 1995.

The General Partner elected to terminate the Partnership's Property Management Agreement with Glenborough Management Corporation ("Glenborough") effective November 1, 1993. On that date, the General Partner caused the Partnership to enter a new property management agreement with Birtcher Properties, an affiliate of the General Partner. Pursuant to the Partnership Management Agreements, Birtcher Properties will act as the Partnership's exclusive agent to operate, rent, manage and maintain the Partnership's properties. Birtcher Properties will perform substantially the same services that Glenborough performed during the previous two-year period at fees similar to (and not larger than) the fees it used to pay Glenborough, plus certain costs associated with property management, as before. The contracts are terminable upon a minimum of 60 days' written notice by either party. As before, the General Partner will continue to oversee the day-to-day management of the Partnership.

January 1, 1996 Property Appraisals and Net Asset Value

In accordance with the terms of the Partnership Agreement, each year the Partnership secures an independent appraisal of each of the Partnership's properties as of January 1. Prior to the January 1, 1995 appraisals, the independent appraiser had estimated each property's "Investment Value," utilizing a seven to ten-year cash flow model to estimate value based upon an income approach.

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

Given this mandate, the General Partner has requested that the appraiser provide an assessment of value that reflects a shorter investment holding term. Although the General Partner does not currently have a specific liquidation plan for the Partnership's properties, it requested that the appraiser assume that the entire portfolio would be sold over four years, in connection with the January 1995 appraisals and over three years in connection with the January 1996 appraisals.

Using the shorter-term investment methodology that is consistent with the mandate of the 1993 amendment to the Partnership Agreement, the appraiser estimated the value of the partnership's properties at January 1, 1996 to be $30,355,000, or $5,772 per $10,000 original investor subscription.

Over the past year, the General Partner has examined several alternative methods to achieve the Partnership's goal of selling the Partnership's properties and liquidating the Partnership at the earliest practicable time consistent with achieving reasonable value for the Limited Partners' investment. As explained in the Partnership's May 5, 1993 Information Statement, "achieving reasonable value" has meant for the Partnership to balance receiving higher sales prices per property than their 1993 values while at the same time not waiting forever to sell at a theoretical "top of the market." Alternatives under consideration by the General Partner may include a property-by-property liquidation or selling all of the properties as a single portfolio. The General Partner has had preliminary discussions regarding disposition, in whole or in part, of the Partnership's properties with various potential purchasers of some or all of the Partnership's portfolio.

In connection with its consideration of these alternatives, the General Partner has decided to treat its properties as held for sale, instead of for investment, for financial statement purposes. In accordance with Statement of Financial Accounting Standards No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" (see Note 2 to the Financial Statements in Item 8), the carrying value of these properties was evaluated to ensure that each property was carried on the Partnership's balance sheet at the lower of cost or fair value less selling costs. The General Partner estimated fair value for this purpose based on appraisals performed as of January 1, 1996. However, fair value can only be determined based upon sales to third parties, and sales proceeds could differ substantially.

                     DAMSON/BIRTCHER REALTY INCOME FUND-II,
                               LIMITED PARTNERSHIP

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Cont'd.)

Capital Resources and Liquidty (Cont'd.)

January 1, 1996 Property Appraisals and Net Asset Value (Cont'd.)

Based upon the General Partner's survey of the current marketplace, the General Partner believes, in fact, that in the relatively short term the Partnership's properties could generate sales prices that, in the aggregate, could be materially less than their aggregate appraised values based upon an "Investment Value" appraisal model. The amount of the possible variance between the aggregate appraised values and potential sales prices cannot be reliably estimated at this time, because of the numerous variables that could affect the sales prices, including but not limited to the time frame in which the properties must be sold, method of sale (property-by-property or single transaction), prevailing capitalization rates at which comparable properties are being sold at the time of the Partnership's sales, constantly changing local market conditions and the state of leasing negotiations and capital expenditures for the properties at the time of sale.

The foregoing appraised value of the properties indicates an estimated net asset value of the Partnership of $31,498,000, or $5,990 per $10,000 of original investor subscription. (Net asset value represents the appraised value of the Partnership's properties, cash, and other assets, less all liabilities.) This equates to a net asset value of $299 per $500 par value of Partnership Interest. This compares to original purchase prices aggregating $7,716 and the January 1, 1995 appraised value of $5,902 per $10,000 of original investor subscription.

Results of Operations

Year Ended December 31, 1995

The decrease in rental income for the year ended December 31, 1995, as compared to 1994, was primarily attributable to the following factors: At Iomega, rental income decreased by $86,000, which was the result of the termination of a 19,400 square foot lease by Iomega Corporation at expiration in November 1994. At Creekridge, revenue decreased by $44,000, which was primarily the result of termination of two leases in March and April 1995. At Kennedy Corporate Center, revenue decreased by $68,000, which was primarily a result of reduced operating expense recoveries during 1995. The aforementioned decreases were partially offset by increased revenues at Lakeland Industrial Park due to an increase in occupancy level ($60,000).

Interest income resulted from the temporary investment of Partnership working capital. The increase for the year ended December 31, 1995, as compared to 1994, was attributable to a higher rate-of-return on short-term investments achieved during 1995. In addition, other miscellaneous revenues increased by $11,000 in

                     DAMSON/BIRTCHER REALTY INCOME FUND-II,
                               LIMITED PARTNERSHIP

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Cont'd.)

Results of Operations (Cont'd.)

Year Ended December 31, 1995 (Cont'd.)

1995.

The decrease in operating expenses for the year ended December 1995, as compared to 1994, was primarily attributable to a decrease in parking repairs and maintenance, insurance and utilities at Lakeland Industrial Park.

The increase in real estate taxes for the year ended December 31, 1995, was primarily attributable to an increase in real estate tax accrual at Kennedy Corporate Center due to anticipated higher tax assessment ($46,000). The aforementioned increase was partially offset by a decrease in real estate taxes at Atrium, which was a result of a $25,000 tax refund in 1995.

General and administrative expenses for the year ended December 31, 1995 included charges of $415,000 from the General Partner and its affiliates for services rendered in connection with administering the affairs of the Partnership and operating the partnership's properties. Also included in general and administrative expenses are direct charges of $273,000 relating to audit and tax preparation fees, annual appraisal fees, legal fees, insurance, costs incurred in providing information to the Limited Partners and other miscellaneous costs.

The increase in general and administrative expenses for the year ended December 31, 1995, as compared to 1994, was primarily attributable to an increase in legal and professional services, leasing fees paid to the General Partner and its affiliates for leasing services rendered in connection with leasing space in the Partnership's properties. In addition, appraisal fees and administrative wages were higher during 1995. The aforementioned increases were partially offset by a decrease in asset management fees.

Given the mandate of the May 5, 1993 Information Statement, the General Partner has decided to account for the Partnership's properties as assets held for sale, instead of for investment. Accordingly, the General Partner compared the carrying value of each property to its appraised value as of January 1, 1996. If the carrying value of a property and certain related assets was greater than its appraised value, less selling costs, the General Partner reduced the carrying value of the property by the difference. Using this methodology, the General Partner determined that Atrium Place, Kennedy Corporate Center, Lakeland Industrial Park and Cooper Village (58% interest) had carrying values greater than their appraised values, and therefore reduced their carrying values by $167,000, $500,000, $40,000, and $789,000 to $829,000, $2,625,000, $4,929,000,
and $3,704,000 respectively.

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

Year Ended December 31, 1994 (Cont'd.)

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

General and administrative expenses for the year ended December 31, 1994 included charges of $372,000 from the General Partner and its affiliates for services rendered in connection with administering the affairs of the Partnership and operating the Partnership's properties. Also included in general and administrative expenses are direct charges of $266,000 relating to audit and tax preparation fees, annual appraisal fees, legal fees, insurance, costs incurred in providing information to the Limited Partners and other miscellaneous costs.

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

Provision was made for impairment loss if the General Partner determined that the carrying amount of the Partnership's investment in a real estate asset may not have been recoverable. The General Partner obtained third party appraisals on the Partnership's properties as required by the Partnership Agreement. If these appraisals indicated that certain of the Partnership's properties had market values below their then-current carrying values, the General Partner considered the appraisals and analyzed the current and anticipated market conditions of the respective properties and determined if an impairment had occurred. At December 31, 1994, after evaluation of Atrium Place, the General Partner estimated a $600,000 impairment of value as compared to its respective carrying value.

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

Year Ended December 31, 1993 (Cont'd.)

$106,000. In addition, bad debt charge-offs of $72,000 were recorded in 1992, as a result of two tenant bankruptcies at Kennedy Corporate Center and Lakeland Industrial Park. These charge-offs had the effect of lowering 1992 revenue as compared to 1993. The aforementioned increases were partially offset by a decrease in rental income at Atrium Place, which resulted from the property's decrease in aggregate occupancy during 1993. The decreased occupancy (45% at December 31, 1993) reduced rental income by $130,000, when compared to 1992.

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

                     DAMSON/BIRTCHER REALTY INCOME FUND-II,
                               LIMITED PARTNERSHIP

7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Cont'd.)

Year Ended December 31, 1993 (Cont'd.)

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

                   INDEX TO FINANCIAL STATEMENTS AND SCHEDULE

                                                                             Page
                                                                             ----
Independent Auditors' Report  . . . . . . . . . . . . . . . . . . . . . . .   F-2

Financial Statements:

        Balance Sheets as of December 31, 1995 and 1994   . . . . . . . . .   F-3

        Statements of Operations for the Years Ended December 31, 1995,
        1994 and 1993   . . . . . . . . . . . . . . . . . . . . . . . . . .   F-4

        Statements of Changes in Partners' Capital for the Years Ended
        December 31, 1995, 1994 and 1993  . . . . . . . . . . . . . . . . .   F-5

        Statements of Cash Flows for the Years Ended December 31, 1995,
        1994 and 1993   . . . . . . . . . . . . . . . . . . . . . . . . . .   F-6

        Notes to Financial Statements   . . . . . . . . . . . . . . . . . .   F-7

Schedule:

        III - Real Estate and Accumulated Depreciation as of
        December 31, 1995   . . . . . . . . . . . . . . . . . . . . . . . .  F-18


Information required by other schedules called for under Regulation S-X is either not applicable or is included in the financial statements.


                            COOPER VILLAGE PARTNERS
                            (A GENERAL PARTNERSHIP)

                   INDEX TO FINANCIAL STATEMENTS AND SCHEDULE

Independent Auditors' Report  . . . . . . . . . . . . . . . . . . . . . . .  F-21

Financial Statements:

        Balance Sheets as of December 31, 1995 and 1994   . . . . . . . . .  F-22

        Statements of Operations for the Years Ended
        December 31, 1995, 1994 and 1993  . . . . . . . . . . . . . . . . .  F-23

        Statements of Changes in Partners' Capital for the Years
        Ended December 31, 1995, 1994 and 1993  . . . . . . . . . . . . . .  F-24

        Statements of Cash Flows for the Years Ended
        December 31, 1995, 1994 and 1993  . . . . . . . . . . . . . . . . .  F-25

        Notes to Financial Statements   . . . . . . . . . . . . . . . . . .  F-26

Schedule:

        III - Real Estate and Accumulated Depreciation as of
        December 31, 1995   . . . . . . . . . . . . . . . . . . . . . . . .  F-33


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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Damson/Birtcher Realty Income Fund-II, Limited Partnership as of December 31, 1995 and 1994, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 1995, in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in note 2 to the financial statements, on December 31, 1995, Damson/Birtcher Realty Income Fund-II adopted Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of."



                                          KPMG PEAT MARWICK LLP

Orange County, California
March 28, 1996

                     DAMSON/BIRTCHER REALTY INCOME FUND-II,
                               LIMITED PARTNERSHIP

                                 BALANCE SHEETS




                                                           DECEMBER 31,
                                                 ------------------------------
                                                     1995               1994
                                                 ==============================
ASSETS

Properties held for sale (net of valuation
  allowance of $707,000)                         $ 23,387,000      $          -
                                                 ------------      ------------
Investments in real estate, net:
   Land                                                     -         3,506,000
   Buildings and improvements                               -        32,309,000
                                                 ------------      ------------
                                                            -        35,815,000
     Less accumulated depreciation                          -       (10,954,000)
                                                 ------------      ------------
                                                            -        24,861,000

Investment in Cooper Village Partners               3,892,000         4,817,000
Cash and cash equivalents                           1,055,000         1,058,000
Accounts receivable (net of allowance for
   doubtful accounts of $23,000 in 1994)               29,000            31,000
Accrued rent receivable                               527,000           471,000
Prepaid expenses and other assets, net                244,000           258,000
                                                 ------------      ------------
                                                 $ 29,134,000      $ 31,496,000
                                                 ============      ============
LIABILITIES AND PARTNERS' CAPITAL

Accounts payable and accrued liabilities         $    712,000      $    653,000
                                                 ------------      ------------
Partners' capital (deficit):
  Limited Partners                                 28,590,000        30,987,000
  General Partner                                    (168,000)         (144,000)
                                                 ------------      ------------
                                                   28,422,000        30,843,000
Commitments and contingencies                               -                 -
                                                 ------------      ------------
                                                 $ 29,134,000      $ 31,496,000
                                                 ============      ============





The accompanying notes are an integral part of these Financial Statements.

                     DAMSON/BIRTCHER REALTY INCOME FUND-II,
                               LIMITED PARTNERSHIP

                            STATEMENTS OF OPERATIONS




                                                 FOR THE YEARS ENDED DECEMBER 31,
                                             ----------------------------------------
                                                1995             1994          1993
                                             ========================================
REVENUES:
   Rental income                             $4,430,000      $4,569,000    $4,132,000
   Interest and other income                     93,000          68,000        49,000
                                             ----------      ----------    ----------

     Total revenues                           4,523,000       4,637,000     4,181,000
                                             ----------      ----------    ----------


EXPENSES:
   Operating expenses                         1,111,000       1,139,000     1,011,000
   Real estate taxes                            722,000         705,000       715,000
   Depreciation and amortization              1,252,000       1,290,000     1,229,000
   General and administrative                   688,000         638,000       837,000
   Adjustment to carrying value of
     real estate                                707,000         600,000             -
                                             ----------      ----------    ----------

     Total expenses                           4,480,000       4,372,000     3,792,000
                                             ----------      ----------    ----------

Income before equity in earnings (loss)
  of Cooper Village Partners                     43,000         265,000       389,000

Equity in earnings (loss) of
  Cooper Village Partners                      (618,000)        197,000       157,000
                                             ----------      ----------    ----------

NET INCOME (LOSS)                            $ (575,000)     $  462,000    $  546,000
                                             ==========      ==========    ==========

NET INCOME (LOSS) ALLOCABLE TO:

   General Partner                           $   (6,000)     $    5,000    $    5,000
                                             ==========      ==========    ==========

   Limited Partners                          $ (569,000)     $  457,000    $  541,000
                                             ==========      ==========    ==========



The accompanying notes are an integral part of these Financial Statements.

                     DAMSON/BIRTCHER REALTY INCOME FUND-II,
                               LIMITED PARTNERSHIP


                   STATEMENTS OF CHANGES IN PARTNERS' CAPITAL




                                           FOR THE YEARS ENDED DECEMBER 31,
                                                 1995, 1994 AND 1993
                                     ------------------------------------------
                                      GENERAL         LIMITED
                                      PARTNER         PARTNERS         TOTAL
                                     ==========================================
Balance, December 31, 1992           $(125,000)     $32,809,000     $32,684,000

  Net income                             5,000          541,000         546,000
  Distributions                        (12,000)      (1,171,000)     (1,183,000)
                                     ---------      -----------     -----------


Balance, December 31, 1993            (132,000)      32,179,000      32,047,000

   Net income                            5,000          457,000         462,000
   Distributions                       (17,000)      (1,649,000)     (1,666,000)
                                     ---------      -----------     -----------

Balance, December 31, 1994            (144,000)      30,987,000      30,843,000

   Net loss                             (6,000)        (569,000)       (575,000)
   Distribution                        (18,000)      (1,828,000)     (1,846,000)
                                     ---------      -----------     -----------


Balance, December 31, 1995           $(168,000)     $28,590,000     $28,422,000
                                     =========      ===========     ===========





The accompanying notes are an integral part of these Financial Statements.

                     DAMSON/BIRTCHER REALTY INCOME FUND-II,
                               LIMITED PARTNERSHIP


                            STATEMENTS OF CASH FLOWS




                                                  FOR THE YEARS ENDED DECEMBER 31,
                                            ------------------------------------------
                                                 1995            1994           1993
                                            ==========================================
Cash flows from operating activities:
Net income (loss)                           $  (575,000)     $  462,000    $   546,000
Adjustments to reconcile net income
   to net cash provided by
   operating activities:
     Depreciation and amortization            1,252,000       1,290,000      1,229,000
     Equity in (earnings) loss of Cooper
     Village Partners                           618,000        (197,000)      (157,000)
     Adjustment to carrying value of
     real estate                                707,000         600,000              -
Changes in:
   Accounts receivable                            2,000          19,000         36,000
   Accrued rent receivable                      (56,000)       (271,000)       (48,000)
   Prepaid expenses and other assets            (61,000)        (29,000)      (164,000)
   Accounts payable and accrued
     liabilities                                 59,000         (37,000)       (96,000)
   Due to affiliates                                  -               -        (13,000)
                                            -----------     -----------    -----------
Net cash provided by operating
   activities                                 1,946,000       1,837,000      1,333,000
                                            -----------     -----------    -----------

Cash flows from investing activities:
   Investments in real estate                  (410,000)       (415,000)      (527,000)
   Distributions received from
    Cooper Village Partners                     307,000         302,000        330,000
                                            -----------     -----------    -----------

Net cash used in investing activities          (103,000)       (113,000)      (197,000)
                                            -----------     -----------    -----------

Cash flows from financing activities:
   Distributions                             (1,846,000)     (1,666,000)    (1,183,000)
                                            -----------     -----------    -----------

Net increase (decrease) in cash and
   cash equivalents                              (3,000)         58,000        (47,000)

Cash and cash equivalents, beginning
   of year                                    1,058,000       1,000,000      1,047,000
                                            -----------     -----------    -----------

Cash and cash equivalents, end of year      $ 1,055,000     $ 1,058,000    $ 1,000,000
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

        The amendment modifies the Partnership Agreement to eliminate the General Partner's 10% subordinated interest in distributions of Distributable Cash (net cash from operations) and to reduce its subordinated interest in such distributions from 10% to 1%. The amendment also modifies the Partnership Agreement to eliminate the General Partner's 10% subordinated interest in Sale or Financing Proceeds (net cash from sale or financing of Partnership property) and to reduce its subordinated interest in such proceeds from 15% to 1%.
        In lieu thereof, the Partnership Agreement now provides for the Partnership's payment to the General Partner of an annual asset management fee equal initially to .75% of the aggregate appraised value of the Partnership's properties. At January 1, 1995 and 1994 the portfolio was appraised at an aggregate value of approximately $31,035,000 (unaudited) and $34,968,000 (unaudited), respectively, which includes the Partnership's interest in Cooper Village Partners which was appraised at $4,486,000 (unaudited) and $4,118,000 (unaudited), respectively. The factor used to calculate the annual asset management fee will be reduced by .10% each year beginning after December 31, 1996 (e.g., from .75% in 1996 to .65% in 1997).

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

        The unpaid 9% Preferential Return to the Limited Partners aggregates approximately $24,110,000 as of December 31, 1995.

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

        Over the past year, the General Partner has examined several alternative methods to achieve the Partnership's goal of selling the Partnership's properties and liquidating the Partnership at the earliest practicable time consistent with achieving reasonable value for the Limited Partners' investment. As explained in the Partnership's May 5, 1993 Information Statement, "achieving reasonable value" has meant for the Partnership to balance receiving higher sales prices per property than their 1993 values while at the same time not waiting forever to sell at a theoretical "top of the market." Alternatives under consideration by the General Partner may include a property-by-property liquidation or selling all of the properties as a single portfolio. The General Partner has had preliminary discussions regarding disposition, in whole or in part, of the Partnership's properties with various potential purchasers of some or all of the Partnership's portfolio.

        In connection with its consideration of these alternatives, the General Partner has decided to treat its properties as held for sale instead of for investment for financial statement purposes. In accordance with Statement of Financial Accounting Standards No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" (see Note 2), the carrying value of these properties was evaluated to ensure that each property was carried on the Partnership's balance sheet at the lower of cost or fair value less selling costs. The General Partner estimated fair value for this purpose based on appraisals performed as of January 1, 1996. However, fair value can only be determined based upon sales to third parties, and sales proceeds could differ substantially.

        Based upon the General Partner's survey of the current marketplace, the General Partner believes, in fact, that in the relatively short term the Partnership's properties could generate sales prices that, in the aggregate, could be materially less than their aggregate appraised values based upon an "Investment Value" appraisal model. The amount of the possible variance between the aggregate appraised values and potential sales prices cannot be reliably estimated at this time, because of the numerous variables that could affect the sales prices, including but not

                     DAMSON/BIRTCHER REALTY INCOME FUND-II,
                               LIMITED PARTNERSHIP

        NOTES TO FINANCIAL STATEMENTS (Cont'd.)

(1)     Organization and Operations (Cont'd.)

        limited to the time frame in which the properties must be sold, method of sale (property-by-property or single transaction), prevailing capitalization rates at which comparable properties are being sold at the time of the Partnership's sales, constantly changing local market conditions and the state of leasing negotiations and capital expenditures for the properties at the time of sale.

(2)     Summary of Significant Accounting Policies

        Carrying Value of Real Estate

        In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," ("FAS 121"). This Statement requires that if the General Partner believes factors are present that may indicate long-lived assets are impaired, the undiscounted cash flows, before debt service, related to the assets should be estimated. If these estimated cash flows are less than the carrying value of the asset, then impairment is deemed to exist. If impairment exists, the asset should be written down to the estimated fair value.

        Further, assets held for sale, including any unrecoverable accrued rent receivable or capitalized leasing commissions, should be carried at the lower of carrying value or fair value less estimated selling costs.
        Any adjustment to carrying value is recorded as a valuation allowance against property held for sale. Each reporting period, the General Partner will review their estimates of fair value, which may be decreased or increased up to the original carrying value. Finally, assets held for sale are no longer depreciated. The General Partner adopted FAS 121 at December 31, 1995 and the adoption did not have a material impact on the Partnership's operations or financial position as prior to December 31, 1995, the Partnership had not had any properties held for sale.

        As noted above, as of December 31, 1995 the General Partner decided to account for the Partnership's properties as assets held for sale, assuming an average 12 month holding period, instead of for investment. Accordingly, the General Partner compared the carrying value of each property to its appraised value as of January 1, 1996. If the carrying value of a property and certain related assets was greater than its appraised value, less selling costs, the General Partner reduced the carrying value of the property by the difference. Using this methodology, the General Partner determined that Atrium Place, Kennedy Corporate Center, Lakeland Industrial Park and Cooper Village (58% interest) had carrying values greater than they had appraised values, and therefore reduced their carrying values by $167,000, $500,000, $40,000, and $789,000 to $829,000, $2,625,000, $4,929,000 and
        $3,704,000, respectively.

        Prior to the adoption of FAS 121, provision was made for impairment loss if the General Partner determined that the carrying amount of the Partnership's investment in a real estate asset was not recoverable. The General Partner obtained third party appraisals on the Partnership's properties as required by the Partnership Agreement. If these appraisals indicated that certain of the Partnership's properties had market values below their then-current carrying values, the General Partner considered the appraisals and analyzed the current and anticipated market conditions of the respective properties and determined if an impairment had occurred.

        At December 31, 1994, after evaluation of the Atrium Place, the General Partner estimated a $600,000 impairment of value as compared to its respective

                     DAMSON/BIRTCHER REALTY INCOME FUND-II,
                               LIMITED PARTNERSHIP

NOTES TO FINANCIAL STATEMENTS (Cont'd.)

(2)     Summary of Significant Accounting Policies

        Carrying Value of Real Estate (Cont'd)

        carrying value.

        Cash and Cash Equivalents

        The Partnership invests its excess cash balances in short-term investments (cash equivalents). These investments are stated at cost, which approximates market, and consist of money market, certificates of deposit and other non-equity-type cash investments. Cash equivalents at December 31, 1995 and 1994, totaled $955,000 and $973,000, respectively. Cash equivalents are defined as temporary non-equity investments with original maturities of three months or less, which can be readily converted into cash and are not subject to changes in market value.

        Depreciation

        Through December 31, 1995 depreciation expense was computed using the straight-line method. Rates used in the determination of depreciation were based upon the following estimated useful lives:

                                                       Years
                                                      -------
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

NOTES TO FINANCIAL STATEMENTS (Cont'd.)

(2)     Summary of Significant Accounting Policies (Cont'd.)

        Income Taxes (Cont'd.)

        Following are the Partnership's assets and liabilities as determined in accordance with generally accepted accounting principles ("GAAP") and for federal income tax reporting purposes at December 31:

                             1995                              1994
                 GAAP Basis        Tax Basis       GAAP Basis        Tax Basis
                                  (Unaudited)                       (Unaudited)
- ------------------------------------------------------------------------------
Total Assets     $29,134,000      $37,705,000      $31,496,000      $38,570,000

Total
Liabilities      $   712,000      $   712,000      $   653,000      $   653,000


        Following are the differences between Financial Statement and tax return income:

                                        1995           1994            1993
- ------------------------------------------------------------------------------
Net income (loss) per
Financial Statements                $ (575,000)     $ 462,000      $   546,000

Adjustment to carrying value of
real estate                            707,000        600,000                -

Equity in loss of Cooper
Village due to adjustment
in carrying value                      789,000              -                -

Depreciation differences on
investments in real estate            (304,000)      (259,000)        (328,000)

Other                                   94,000       (137,000)          89,000

- ------------------------------------------------------------------------------
Taxable income per Federal tax
return (unaudited)                  $  711,000      $ 666,000      $   307,000
==============================================================================


        Significant Tenants

        Rental income from Iomega Corporation totaled $1,120,000 in 1995, $1,207,000 in 1994 and $1,209,000 in 1993, or approximately 24%, 26%
        and 29%, respectively, of the Partnership's total rental income. Rental income from Delta Dental Corporation totaled $701,000 in 1995, $694,000 in 1994, $643,000 in 1993, or approximately 16%, 15% and 16%, respectively, of the Partnership's total rental income.

        Earnings and Distributions Per Unit

        The Partnership Agreement does not designate investment interests in units. All investment interests are calculated on a "percent of Partnership" basis, in part to accommodate reduced rates on sales commissions for subscriptions in excess of certain specified amounts.

        A Limited Partner who was charged a reduced sales commission or no sales commission was credited with proportionately larger Invested Capital and therefore had a disproportionately greater interest in the capital and

                     DAMSON/BIRTCHER REALTY INCOME FUND-II,
                               LIMITED PARTNERSHIP

NOTES TO FINANCIAL STATEMENTS (Cont'd.)

(2)     Summary of Significant Accounting Policies (Cont'd.)

        Earnings and Distributions Per Unit (Cont'd.)

        revenues of the Partnership than a Limited Partner who paid commissions at a higher rate. As a result, the Partnership has no set unit value as all accounting, investor reporting and tax information is based upon each investor's relative percentage of Invested Capital. Accordingly, earnings or loss per unit is not presented in the accompanying financial statements.

        Estimations

        The preparation of financial statements in conformity with generally accepted accounting principles requires the General Partner to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

                     DAMSON/BIRTCHER REALTY INCOME FUND-II,
                               LIMITED PARTNERSHIP

NOTES TO FINANCIAL STATEMENTS (Cont'd.)

(3)     Investment in Cooper Village Partners (Cont'd.)

        Condensed summary financial information for CV Partners is presented below.

                                                 DECEMBER 31,
                                       ------------------------------
                                           1995               1994
                                       ==============================
    Property held for sale (net of
      valuation allowance of
      $1,360,000)                      $ 6,386,000         $        -
    Land, Buildings and
      Equipment (net)                           -            7,967,000
    Cash and Other Assets                  533,000             521,000
                                       -----------         -----------

      Total Assets                     $ 6,919,000         $ 8,488,000
                                       ===========         ===========

    Accounts Payable and
      Accrued Liabilities              $   111,000         $    85,000
    Partners' Capital                    6,808,000           8,403,000
                                       -----------         -----------

      Total Liabilities and
        Partners' Capital              $ 6,919,000         $ 8,488,000
                                       ===========         ===========



                                                    YEAR ENDED DECEMBER 31,
                                           ---------------------------------------
                                               1995          1994           1993
                                           =======================================
         Rental and Other Income           $ 1,046,000    $1,023,000     $ 989,000
         Operating and Other Expenses         (498,000)     (428,000)     (466,000)
         Adjustment to Carrying Value
           of Real Estate                   (1,360,000)            -             -
         Depreciation and Amortization        (253,000)     (256,000)     (252,000)
                                           ------------   -----------    ----------

         Net Income (Loss)                 $(1,065,000)   $  339,000     $ 271,000
                                           ============   ===========    ==========

                     DAMSON/BIRTCHER REALTY INCOME FUND-II,
                               LIMITED PARTNERSHIP

NOTES TO FINANCIAL STATEMENTS (Cont'd.)

(4)      Transactions with Affiliates

         The Partnership has no employees and, accordingly, the General Partner and its affiliates perform services on behalf of the Partnership in connection with administering the affairs of the Partnership. The General Partner and affiliates are reimbursed for their general and administrative costs actually incurred and associated with services performed on behalf of the Partnership. For the years ended December 31, 1995, 1994 and 1993, the Partnership was charged with approximately $161,000, $101,000 and $150,000, respectively, of such expenses.

         On November 1, 1993, the General Partner elected to terminate the Partnership's property management agreement with an unaffiliated third party. On that date, the General Partner entered into new property management agreements with Birtcher Properties, an affiliate of the General Partner. The contracts encompass terms at least as favorable to the Partnership as the terminated contracts with the unaffiliated third party and are terminable by the Partnership upon 60 days' written notice to Birtcher Properties. Fees paid to the General Partner's affiliate for property management services are not to exceed 6% of the gross receipts from the properties under management, provided that leasing services are performed, otherwise not to exceed 3%. Such fees amounted to approximately $158,000 in 1995, $159,000 in 1994, and $29,000 in 1993. The General Partner was also paid a leasing fee for services rendered in connection with leasing space in a partnership property after the expiration or termination of any lease of such space including renewal options. Such fees amounted to $55,000, $40,000, and $41,000 for the years ended December 31, 1995,
         1994, and 1993, respectively. Those fees have been recorded in general and administrative expenses in the accompanying statements of operations for the years ended December 31, 1995, 1994, and 1993. As reimbursement of costs for on-site property management personnel and other related costs, an affiliate of the General Partner received $122,000 in 1995, $119,000 in 1994 and $19,000 in 1993. In addition to the aforementioned, the General Partner was also paid $51,000, $52,000 and $10,000 related to the Partnership's portion (58%) of property management fees, leasing fees, reimbursement of on-site property management personnel and other reimbursable expenses for CV Partners for the year ended December 31, 1995, 1994 and 1993, respectively.

         The amended Partnership Agreement provides for the Partnership's payment to the General Partner of an annual asset management fee equal to .75% of the aggregate appraised value of the Partnership's properties as determined by independent appraisal undertaken in January of each year. Such fees for the year ended December 31, 1995, 1994 and 1993, amounted to $199,000, $231,000 and $232,000, respectively. In addition to the aforementioned, the General Partner was also paid $34,000, $31,000 and $30,000, related to the Partnership's portion (58%) of asset management fees for Cooper Village Partners for the years ended December 31, 1995, 1994 and 1993, respectively.

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

         Future Minimum Annual Rentals

         The Partnership has determined that all leases which had been executed as of December 31, 1995, are properly classified as operating leases for financial reporting purposes. Future minimum annual rental income to be received under such leases as of December 31, 1995, is as follows:

                   Year Ending December 31,
                   ------------------------
                             1996                       $ 3,560,000
                             1997                         3,239,000
                             1998                         2,464,000
                             1999                         1,499,000
                             2000                           558,000
                          Thereafter                        543,000
                                                        -----------
                                                        $11,863,000
                                                        ===========

        Certain of these leases also provide for, among other things: tenant reimbursements to the Partnership of certain operating expenses; payments of additional rents in amounts equal to a set percentage of the tenant's annual revenue in excess of specified levels; and escalations in annual rents based upon the Consumer Price Index.

(6)     Accounts Payable and Accrued Liabilities

        Accounts payable and accrued liabilities consist of the following:

                                                   DECEMBER 31,
                                            ------------------------
                                              1995            1994
                                            ========================
        Real estate taxes                   $455,000        $428,000
        Security deposits                    139,000         135,000
        Accounts payable and other           118,000          90,000
                                            --------        --------
                                            $712,000        $653,000
                                            ========        ========

(7)     Allowance for Doubtful Accounts

                                                            YEAR ENDED DECEMBER 31,
                                                 -------------------------------------------
                                                   1995              1994              1993
                                                 ===========================================
         Balance at beginning of year            $ 23,000           $23,000          $19,000
         Additions                                      -            27,000            9,000
         Writeoffs                                (23,000)          (27,000)          (5,000)
                                                 --------           -------         --------

         Balance at end of year                  $      -           $23,000          $23,000
                                                 ========           =======         ========

                     DAMSON/BIRTCHER REALTY INCOME FUND-II,
                               LIMITED PARTNERSHIP

NOTES TO FINANCIAL STATEMENTS (Cont'd.)

(8)      Subsequent Event

         On February 28, 1996, the Partnership made an aggregate cash distribution of $463,000 to its Limited Partners.

                     DAMSON/BIRTCHER REALTY INCOME FUND-II,
                              LIMITED PARTNERSHIP

                                  SCHEDULE III
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                            AS OF DECEMBER 31, 1995
                             (AMOUNTS IN THOUSANDS)



         COL. A                    COL. C                    COL. D                           COL. E
         ------                    ------                    ------                           ------

                                                        COSTS CAPITALIZED
                                INITIAL COST               SUBSEQUENT                  GROSS AMOUNT AT WHICH
                             TO PARTNERSHIP (c)        TO THE ACQUISITION          CARRIED AT CLOSE OF PERIOD (b)
                           ----------------------    -----------------------    ---------------------------------

                                    BUILDINGS AND                  CARRYING              BUILDINGS AND
DESCRIPTION (a)              LAND   IMPROVEMENTS    IMPROVEMENTS   COSTS (b)      LAND   IMPROVEMENTS   TOTAL (d)
=================================================================================================================
Atrium Place
Arlington Heights, IL      $  332      $ 2,040        $  562       $ (1,042)    $  205      $ 1,687     $ 1,892

Lakeland Industrial Park
Milwaukee, WI                 270        5,973         1,204            (81)       268        7,098       7,366

Kennedy Corporate Center
Palatine, IL                  641        4,252           684         (1,024)       574        3,979       4,553

Iomega/Northpointe
  Business Center
Roy, UT                       672        7,834           491              -        672        8,325       8,997

Ladera Shopping Center,
  Phase II
Albuquerque, NM               829        2,241            83            (22)       821        2,310       3,131

Creekridge Center
Bloomington, MN             1,312       11,304           339         (3,376)       966        8,613       9,579
                           ------      -------        ------        --------    ------      -------     -------

TOTAL                      $4,056      $33,644        $3,363        $(5,545)    $3,506      $32,012     $35,518
                           ======      =======        ======        ========    ======      =======     =======

         COL. A                COL. F          COL. H        COL. I
         ------                ------          ------        ------

                            ACCUMULATED
                            DEPRECIATION       DATE       DEPRECIABLE
DESCRIPTION (a)                 (d)          ACQUIRED      LIFE (e)
=====================================================================
Atrium Place
Arlington Heights, IL          $1,063        12/19/85      30 years

Lakeland Industrial Park
Milwaukee, WI                   2,437        12/19/85      30 years
                                                and
                                             11/25/86

Kennedy Corporate Center
Palatine, IL                    1,928        01/08/86      30 years

Iomega/Northpointe
  Business Center
Roy, UT                         2,684        01/31/86      30 years

Ladera Shopping Center,
  Phase II
Albuquerque, NM                   753        02/07/86      30 years

Creekridge Center
Bloomington, MN                 3,266        09/23/86      30 years
                              -------

TOTAL                         $12,131
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

(b) At December 31, 1995, the General Partner determined that Atrium Place, Kennedy Corporate Center, and Lakeland Industrial Park had carrying values greater than they had appraised values less selling costs, and therefore provided a valuation allowance of $707,000 against the properties held for sale.

        At December 31, 1994, after evaluation of the Atrium Place, the General Partner estimated a $600,000 impairment of value as compared to its respective carrying value.

        The aggregate cost of land, buildings and improvements for Federal income tax purposes (unaudited) was $41,282,000 as of December 31, 1995. The differences between the aggregate cost of land, buildings and improvements for tax reporting purposes as compared to financial reporting purposes are primarily attributable to: 1) amounts received under rental agreements for non-occupied space, which were recorded as income for tax reporting purposes but were recorded as a reduction of the corresponding property basis for financial reporting purposes, and;
        2) the adjustments to the carrying value of real estate for financial statement purposes have no effect for tax reporting purposes.

(c) The initial cost to the Partnership includes acquisition fees paid to the General Partner.

(d)                      RECONCILIATION OF REAL ESTATE


                                                    DECEMBER 31,
                                    -------------------------------------------
                                        1995            1994            1993
                                    ===========================================
Balance at beginning of year        $35,815,000      $36,000,000    $35,473,000
  Additions during the year:
    Improvements                        410,000          415,000        527,000
  Reductions during the year:
    Adjustment to the carrying
    value of real estate               (707,000)        (600,000)             -
                                    -----------      -----------    -----------

Balance at end of year              $35,518,000      $35,815,000    $36,000,000
                                    ===========      ===========    ===========

                     DAMSON/BIRTCHER REALTY INCOME FUND-II,
                               LIMITED PARTNERSHIP

NOTES TO SCHEDULE III (Cont'd.)

                   RECONCILIATION OF ACCUMULATED DEPRECIATION



                                                    DECEMBER 31,
                                     -----------------------------------------
                                         1995           1994            1993
                                     =========================================
Balance at beginning of year         $10,954,000    $ 9,742,000     $8,570,000
Depreciation expense                   1,177,000      1,212,000      1,172,000
                                     -----------    -----------     ----------

Balance at end of year               $12,131,000    $10,954,000     $9,742,000
                                     ===========    ===========     ==========

(e) Through December 31, 1995, depreciation expense was computed based upon the following estimated useful lives:

                                                          Years
                                                         -------
                         Buildings                         30
                         Building improvements           3 to 30

                            COOPER VILLAGE PARTNERS
                            (A GENERAL PARTNERSHIP)

                          INDEPENDENT AUDITORS' REPORT


To Damson/Birtcher Realty Income Fund-II, Limited Partnership and
Real Estate Income Partners III, Limited Partnership as
General Partners of Cooper Village Partners:




We have audited the financial statements of Cooper Village Partners, a general partnership, as listed in the accompanying index. In connection with our audits of the financial statements, we also have audited the financial statement schedule listed in the accompanying index. These financial statements and the financial statement schedule are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cooper Village Partners as of December 31, 1995 and 1994 and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 1995, in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in note 2 to the financial statements, on December 31, 1995
Cooper Village Partners adopted Statement of Financial Accounting Standards
No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of."


                                            KPMG PEAT MARWICK LLP




Orange County, California
March 28, 1996

                            COOPER VILLAGE PARTNERS
                            (A GENERAL PARTNERSHIP)

                                 BALANCE SHEETS




                                                        DECEMBER 31,
                                                --------------------------
                                                    1995           1994
                                                ==========================
ASSETS

Property held for sale (net of valuation
  allowance of $1,360,000)                      $ 6,386,000    $         -
                                                -----------    -----------
Investments in real estate, net:
   Land                                                   -      2,748,000
   Buildings and improvements                             -      6,754,000
                                                -----------    -----------
                                                          -      9,502,000
   Less accumulated depreciation                          -     (1,535,000)
                                                -----------    -----------
                                                          -      7,967,000

Cash and cash equivalents                           408,000        400,000
Accounts receivable                                  45,000         37,000
Accrued rent receivable                              57,000         61,000
Prepaid expenses and other assets, net               23,000         23,000
                                                -----------    -----------

                                                $ 6,919,000    $ 8,488,000
                                                ===========    ===========
LIABILITIES AND PARTNERS' CAPITAL

Accounts payable and accrued liabilities        $   111,000    $    85,000
                                                -----------    -----------

Partners' capital                                 6,808,000      8,403,000
                                                -----------    -----------
Commitments and contingencies                             -              -
                                                -----------    -----------
                                                $ 6,919,000    $ 8,488,000
                                                ===========    ===========





The accompanying notes are an integral part of these Financial Statements.

                            COOPER VILLAGE PARTNERS
                            (A GENERAL PARTNERSHIP)


                            STATEMENTS OF OPERATIONS




                                         FOR THE YEARS ENDED DECEMBER 31,
                                      --------------------------------------
                                          1995          1994         1993
                                      ======================================
REVENUES:
  Rental income                       $ 1,025,000    $1,010,000   $  971,000
  Interest and other income                21,000        13,000       18,000
                                      -----------    ----------   ----------
    Total revenues                      1,046,000     1,023,000      989,000
                                      -----------    ----------   ----------

EXPENSES:
  Operating expenses                      296,000       284,000      316,000
  Real estate taxes                       136,000        85,000       86,000
  Depreciation and amortization           253,000       256,000      252,000
  Adjustment to carrying value of
    real estate                         1,360,000             -            -
  General and administrative               66,000        59,000       64,000
                                      -----------    ----------   ----------
    Total expenses                      2,111,000       684,000      718,000
                                      -----------    ----------   ----------
NET INCOME (LOSS)                     $(1,065,000)   $  339,000   $  271,000
                                      ===========    ==========   ==========



The accompanying notes are an integral part of these Financial Statements.

                            COOPER VILLAGE PARTNERS
                            (A GENERAL PARTNERSHIP)


                   STATEMENTS OF CHANGES IN PARTNERS' CAPITAL




                                      FOR THE YEARS ENDED DECEMBER 31,
                                             1995, 1994 AND 1993
                               --------------------------------------------
                                   GENERAL         GENERAL
                                   PARTNER         PARTNER         TOTAL
                               DAMSON/BIRTCHER   REAL ESTATE
                                REALTY INCOME       INCOME
                                   FUND II       PARTNERS III
                               --------------------------------------------
Balance, December 31, 1992       $5,095,000       $3,787,000    $ 8,882,000

   Net income                       157,000          114,000        271,000
   Distributions                   (330,000)        (238,000)      (568,000)
                                 ----------       ----------    -----------


Balance, December 31, 1993        4,922,000        3,663,000      8,585,000

  Net income                        197,000          142,000        339,000
  Distributions                    (302,000)        (219,000)      (521,000)
                                 ----------       ----------    -----------


Balance, December 31, 1994        4,817,000        3,586,000      8,403,000

   Net loss                        (618,000)        (447,000)    (1,065,000)
   Distribution                    (307,000)        (223,000)      (530,000)
                                 ----------       ----------    -----------


Balance, December 31, 1995        3,892,000        2,916,000      6,808,000
                                 ==========       ==========    ===========




The accompanying notes are an integral part of these Financial Statements.

                            COOPER VILLAGE PARTNERS
                            (A GENERAL PARTNERSHIP)


                            STATEMENTS OF CASH FLOWS




                                                       FOR THE YEARS ENDED DECEMBER 31,
                                                  ----------------------------------------
                                                      1995           1994           1993
                                                  ========================================
Cash flows from operating activities:
Net income (loss)                                 $(1,065,000)   $  339,000     $  271,000
Adjustments to reconcile net income (loss)
   to net cash provided by
   operating activities:
     Depreciation and amortization                    253,000       256,000        252,000
     Adjustment to carrying value of
       real estate                                  1,360,000             -              -
Changes in:
   Accounts receivable                                 (8,000)        2,000         67,000
   Accrued rent receivable                              4,000             -          4,000
   Prepaid expenses and other assets                  (10,000)       (1,000)        (8,000)
   Accounts payable and accrued
     liabilities                                       26,000         6,000        (22,000)
                                                  -----------    ----------     ----------
Net cash provided by operating
   activities                                         560,000       602,000        564,000

Cash flows from investing activities:
   Investments in real estate                         (22,000)      (70,000)      (105,000)

Cash flows from financing activities:
   Distributions                                     (530,000)     (521,000)      (568,000)
                                                  -----------    ----------     ----------

Net increase (decrease) in cash and
   cash equivalents                                     8,000        11,000       (109,000)

Cash and cash equivalents,
  beginning of year                                   400,000       389,000        498,000
                                                  -----------    ----------     ----------

Cash and cash equivalents,
  end of year                                     $   408,000    $  400,000     $  389,000
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

        Over the past year, the General Partners have examined several alternative methods to achieve their goal of selling their properties and ultimately liquidating at the earliest practicable time consistent with achieving reasonable value for their Limited Partners' investment. As explained in the General Partners' May 5, 1993 Information Statements, "achieving reasonable value" has meant for the Partnership to balance receiving higher sales prices per property than their 1993 values while at the same time not waiting forever to sell at a theoretical "top of the market." Alternatives under consideration by the General Partners may include a property-by-property liquidation or selling all of the properties as a single portfolio. The General Partners have had preliminary discussions regarding disposition, in whole or in part, of their properties with various potential purchasers of some or all of the Partnership's portfolio.

        In connection with their consideration of these alternatives, and in accordance with Statement of Financial Accounting Standards No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" (see Note 2), the General Partners have decided to treat their properties, as well as the Partnership's property, as held for sale, instead of for investment, for financial statement purposes. Accordingly, the carrying value of the Partnership's property was evaluated to ensure it was carried on the Partnership's balance sheet at the lower of cost or fair value less selling costs. The General Partners' estimated fair value for this purpose was based on an appraisal performed as of January 1, 1996. However, fair value can only be determined based upon sales to third parties, and sales proceeds could differ substantially.

        Based upon the General Partners' survey of the current marketplace, the General Partners believe, in fact, that in the relatively short term the Partnership's property could generate a sales price that could be materially less than its appraised value based upon an "Investment Value" appraisal model. The amount of the possible variance between the appraised value and potential sales price cannot be reliably estimated at this time, because of the numerous variables that could affect the sales price, including but not limited to the time frame in which the property must be sold, method of sale, prevailing capitalization rates at which comparable properties are being sold at the time of the Partnership's sale, constantly changing local market conditions and the state of leasing negotiations and capital expenditures for the property at the time of sale.

                            COOPER VILLAGE PARTNERS
                            (A GENERAL PARTNERSHIP)

NOTES TO FINANCIAL STATEMENTS

(2)     Summary of Significant Accounting Policies

        Carrying Value of Real Estate

        In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," ("FAS 121"). This Statement requires that if management believes factors are present that may indicate long-lived assets are impaired, the undiscounted cash flows, before debt service, related to the assets should be estimated. If these estimated cash flows are less than the carrying value of the asset, then impairment is deemed to exist. If impairment exists, the asset should be written down to the estimated fair value.

        Further, assets held for sale, including any unrecoverable accrued rent receivable or capitalized leasing commissions, should be carried at the lower of carrying value or fair value less estimated selling costs.
        Any adjustment to carrying value is recorded as a valuation allowance against property held for sale. Each reporting period, the General Partners will review their estimates of fair value, which may be decreased or increased up to the original carrying value. Finally, assets held for sale are no longer depreciated. The General Partners adopted FAS 121 at December 31, 1995 and the initial adoption did not have a material impact on the Partnership's operations or financial position as prior to December 31, 1995 the Partnership had not had any properties held for sale.

        As noted above, as of December 31, 1995 the General Partners decided to account for the Partnership's property as an asset held for sale, assuming an average 12 month holding period, instead of for investment. Accordingly, the General Partners compared the carrying value of the property to its appraised value as of January 1, 1996. The carrying value of the property and certain related assets was greater than it's appraised value, less selling costs, and the General Partner reduced the carrying value of the property by the difference of $1,360,000.

                            COOPER VILLAGE PARTNERS
                            (A GENERAL PARTNERSHIP)

NOTES TO FINANCIAL STATEMENTS

(2)     Summary of Significant Accounting Policies

        Carrying Value of Real Estate (Cont'd.)

        Prior to the adoption of FAS 121, provision was made for impairment loss if the General Partners determined that the carrying amount of the Partnership's investment in a real estate asset was not recoverable. The General Partners obtained a third party appraisal on the Partnership's property as required by the Partnership Agreement. If this appraisal indicated that the Partnership's property had a market value below its then-current carrying value, the General Partners considered the appraisal and analyzed the current and anticipated market conditions of the respective property and determined if an impairment had occurred.

        Cash and Cash Equivalents

        The Partnership invests its excess cash balances in short-term investments ("cash equivalents"). These investments are stated at cost, which approximates market, and consist of money market accounts, certificates of deposit and other nonequity-type cash investments. Cash equivalents at December 31, 1995 and 1994, totaled $407,000 and $392,000, respectively. Cash equivalents are defined as temporary non-equity investments with original maturities of three months or less, which can be readily converted into cash and are not subject to changes in market value.

        Depreciation

        Through December 31, 1995 depreciation expense was computed using the straight-line method. Rates used in the determination of depreciation were based upon the following estimated useful lives:

                                                     Years
                                                    -------
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

        Estimations

        The preparation of financial statements in conformity with generally accepted accounting principles requires the General Partners to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

        Following are the Partnership's assets and liabilities as determined in accordance with generally accepted accounting principles ("GAAP") and for federal income tax reporting purposes at December 31:

                                  1995                             1994

                       GAAP Basis       Tax Basis       GAAP Basis        Tax Basis
                                       (Unaudited)                       (Unaudited)
- ------------------------------------------------------------------------------------
Total Assets           $ 6,919,000     $ 8,279,000      $ 8,488,000      $ 8,488,000

Total Liabilities      $   111,000     $   111,000      $    85,000      $    85,000


        Following are the differences between Financial Statement and tax return income:


                                           1995            1994            1993
- ----------------------------------------------------------------------------------
Net income (loss) per
Financial Statements                   $(1,065,000)     $  339,000      $  272,000

Depreciation differences on
investments in real estate                  25,000          26,000          23,000

Adjustment to carrying value
of real estate                           1,360,000               -              -



Other                                        4,000         (13,000)        (13,000)
- ----------------------------------------------------------------------------------
Taxable income per Federal tax
return (unaudited)                     $   324,000      $  352,000      $  282,000
==================================================================================

                             COOPER VILLAGE PARTNERS
                             (A GENERAL PARTNERSHIP)

NOTES TO FINANCIAL STATEMENTS (Cont'd.)

(3)      Transactions with Affiliates

         The Partnership has no employees and, accordingly, Birtcher Properties, an affiliate of the General Partner of Fund II and Fund III and its affiliates perform services on behalf of the Partnership in connection with administering the affairs of the Partnership. Birtcher Properties and affiliates are reimbursed for their general and administrative costs actually incurred and associated with services performed on behalf of the Partnership. For the years ended December 31, 1995, 1994 and 1993, the Partnership was charged with approximately $0, $0 and $1,000, respectively, of such expenses.

         On November 1, 1993, the Partnership elected to terminate the Partnership's property management agreement with an unaffiliated third party. On that date, the Partnership entered into a new property management agreement with Birtcher Properties. The contract encompasses terms at least as favorable to the Partnership as the terminated contract with the unaffiliated third party, and is terminable by the Partnership upon 60 days' notice to Birtcher Properties. Fees paid to Birtcher Properties for services were not to exceed 6% of the gross receipts from the properties under management provided that leasing services were performed, otherwise not to exceed 3%. Such fees amounted to approximately $52,000 in 1995, $52,000 in 1994 and $10,000 in 1993.
         In addition, Birtcher Properties received $33,000 in 1995, $32,000 in 1994 and $5,000 in 1993, as reimbursement of costs for on-site property management personnel and other reimbursable costs.

         The amended Partnership Agreements for Fund II and Fund III provide for payments to Birtcher Properties or its affiliates of an annual asset management fee equal to .75% of the aggregate appraised value of Cooper Village as determined by independent appraisal undertaken in January of each year. Such fees for the years ended December 31, 1995, 1994 and 1993, amounted to $58,000, $53,000 and $53,000, respectively. In addition, the amended Partnership Agreements for Fund II and Fund III provide for payment to Birtcher Properties or its affiliates of a leasing fee for services rendered in connection with leasing space in the Partnership property after the expiration or termination of any lease of such space including renewal options. Fees for leasing services for the years ended December 31, 1995, 1994 and 1993, amounted to $2,000, $5,000 and $1,000, respectively.

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

         Future Minimum Annual Rentals

         The Partnership has determined that all leases which had been executed as of December 31, 1995, are properly classified as operating leases for financial reporting purposes. Future minimum annual rental income to be received under such leases as of December 31, 1995, are as follows:

                     Year Ending December 31,
                     ------------------------
                           1996                          $  693,000
                           1997                             552,000
                           1998                             437,000
                           1999                             367,000
                           2000                             325,000
                           Thereafter                     1,830,000
                                                         ----------
                                                         $4,204,000
                                                         ==========

         Certain of these leases also provide for, among other things: tenant reimbursements to the Partnership of certain operating expenses; payments of additional rents in amounts equal to a set percentage of the tenant's annual revenue in excess of specified levels; and escalations in annual rents based upon the Consumer Price Index.

(5)      Accounts Payable and Accrued Liabilities

         Accounts payable and accrued liabilities consist of the following:

                                                      DECEMBER 31,
                                             ----------------------------

                                                1995                1994
                                             ----------------------------
         Real estate taxes                    $68,000            $43,000
         Accounts payable and other             8,000              8,000
         Security deposits                     35,000             34,000
                                             --------            -------

                                             $111,000            $85,000
                                             ========            =======


(6)      Allowance for Doubtful Accounts

                                                 1995               1994                1993
                                              ----------------------------------------------

         Balance at beginning of year         $      -           $ 13,000           $  30,000
         Additions charged to expense                -                 -                   -
         Write-offs                                  -            (13,000)            (17,000)
                                              --------           --------           ---------

         Balance at end of year               $      -           $     -            $  13,000
                                              ========           ========           =========



                             COOPER VILLAGE PARTNERS
                             (A GENERAL PARTNERSHIP)

NOTES TO FINANCIAL STATEMENTS (Cont'd.)

(7)      Subsequent Events

         On March 8, 1996, the Partnership made an aggregate cash distribution of $140,000 to its General Partners.

                             COOPER VILLAGE PARTNERS
                             (A GENERAL PARTNERSHIP)

                                  SCHEDULE III
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                             AS OF DECEMBER 31, 1995
                             (AMOUNTS IN THOUSANDS)

         COL. A                              COL. C                      COL. D                            COL. E
         ------                              ------                      ------                            ------

                                                                COSTS CAPITALIZED
                                        INITIAL COST               SUBSEQUENT                    GROSS AMOUNT AT WHICH
                                     TO PARTNERSHIP (c)        TO THE ACQUISITION           CARRIED AT CLOSE OF PERIOD (b)
                                   ----------------------   -------------------------     ---------------------------------
                                            BUILDINGS AND                  CARRYING                BUILDINGS AND
DESCRIPTION (a)                    LAND     IMPROVEMENTS    IMPROVEMENTS   COSTS(b)       LAND     IMPROVEMENTS      TOTAL
- -----------------------------------------------------------------------------------------------------------------------------


Cooper Village Shopping Center    $ 2,756      $ 6,430         $ 715       $  (1,737)   $  2,748      $ 5,416        $ 8,164

                                  -------      -------         -----       ---------    --------      -------        -------
TOTAL                             $ 2,756      $ 6,430         $ 715       $  (1,737)   $  2,748      $ 5,416        $ 8,164
                                  =======      =======         =====       =========    ========      =======        =======



         COL. A                        COL. F        COL. H        COL. I
         ------                        ------        ------        ------

                                    ACCUMULATED       DATE       DEPRECIABLE
DESCRIPTION (a)                    DEPRECIATION     ACQUIRED      LIFE (d)
- ----------------------------------------------------------------------------
Cooper Village Shopping Center       $ 1,778      12/30/87 and    30 years
                                                    12/30/88
                                     -------
TOTAL                                $ 1,778
                                     =======


NOTE:  Columns B and G are either none or are not applicable.

                             COOPER VILLAGE PARTNERS
                             (A GENERAL PARTNERSHIP)

NOTES TO SCHEDULE III

(a)      For a description of the property, see "Item 2.  Properties."

(b) At December 31, 1995, the General Partner determined that the Partnership property had a carrying value greater than its appraised value less selling costs and therefore provided a valuation allowance of $1,360,000 against the property held for sale.

(c) The initial cost to the Partnership includes acquisition fees paid to Birtcher Investments and Equity Properties Inc.

(d) Through December 31, 1995, depreciation was computed based upon the following estimated useful lives:

                                                       Years
                                                       -----
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

The general partner of LF Special Fund I, L.P., is Liquidity Fund Asset Management, Inc., a California corporation affiliated with Liquidity Financial Group, L.P. The principals and officers of Liquidity Fund Asset Management, Inc. are as follows:

         -        Richard G. Wollack, Chairman of the Board
         -        Brent R. Donaldson, President
         -        Deborah M. Richard, Chief Financial Officer

The general partner of Birtcher Investors is Birtcher Investments, a California general partnership. Birtcher Investments' general partner is Birtcher Limited, a California limited partnership and its general partner is BREICORP, a California corporation. The principals and relevant officers of BREICORP are as follows:

         -        Ronald E. Birtcher, Co-Chairman of the Board
         -        Arthur B. Birtcher, Co-Chairman of the Board
         -        Robert M. Anderson, Executive Director

Item 11.          EXECUTIVE COMPENSATION

The following table sets forth the fees, compensation and other expense reimbursements paid to the General Partner and its affiliates in all capacities for each year in the three-year period ended December 31, 1995.

                     DAMSON/BIRTCHER REALTY INCOME FUND-II,
                               LIMITED PARTNERSHIP

Item 11.   EXECUTIVE COMPENSATION (Cont'd.)

                                          YEAR ENDED DECEMBER 31,
                                     -----------------------------------
                                        1995         1994          1993
                                     -----------------------------------
General Partner's 1% share of
  distributable cash                 $ 18,000      $ 17,000     $ 12,000
Asset management fees                 199,000       231,000      232,000
Property management fees(1)           158,000       159,000       29,000
Property management expense
  reimbursements(1)                   122,000       119,000       19,000
Other expense reimbursements          161,000       101,000      150,000
Leasing fee                            55,000        40,000       41,000
                                     --------      --------     --------
TOTAL                                $713,000      $667,000     $483,000
                                     ========      ========     ========


(1) The General Partner did not provide property management services to the Partnership's properties from November 1, 1991 through October 31, 1993 and, consequently, the General Partner did not receive any similar compensation during the first ten months of 1993.

Item 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

As of January 31, 1996, there was no entity or individual holding more than 5% of the limited partnership interests of the Registrant.

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

                   (27)   Financial Data Schedule

b)       Ren Form 8-K:

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

By:   BIRTCHER/LIQUIDITY     By:  BIRTCHER INVESTORS,
      PROPERTIES                  a California limited partnership
      (General Partner)

                                  By:  BIRTCHER INVESTMENTS,
                                       a California general partnership,
                                       General Partner of Birtcher Investors

                                       By:  BIRTCHER LIMITED,
                                            a California limited partnership,
                                            General Partner of Birtcher
                                            Investments

                                            By: BREICORP,
                                                a California corporation,
                                                formerly known as Birtcher
                                                Real Estate Inc., General
                                                Partner of Birtcher Limited

Date:     March 30, 1996                        By: /s/Robert M. Anderson
                                                    ---------------------
                                                    Robert M. Anderson
                                                    Executive Director
                                                    BREICORP

                             By:  LF Special Fund I, L.P.,
                                  a California limited partnership

                                  By:  Liquidity Fund Asset Management, Inc.,
                                       a California corporation, General Partner of LF
                                       Special Fund I, L.P.

Date:     March 30, 1996               By:  /s/ Brent R. Donaldson
                                            ----------------------
                                            Brent R. Donaldson
                                            President
                                            Liquidity Fund Asset Management, Inc.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Birtcher/Liquidity Properties (General Partner of the Registrant) and in the capacities and on the dates indicated.

       Signature                     Capacity                    Date
       ---------                     --------                    ----

/s/ Arthur B. Birtcher       Co-Chairman of the Board -      March 30, 1996
- ----------------------       BREICORP
Arthur B. Birtcher

/s/ Ronald E. Birtcher       Co-Chairman of the Board -      March 30, 1996
- ----------------------       BREICORP
Ronald E. Birtcher

/s/ Richard G. Wollack       Chairman of Liquidity Fund      March 30, 1996
- ----------------------       Asset Management, Inc.
Richard G. Wollack