Form 10-Q
period 1996-03-31
DAMSON BIRTCHER REALTY INCOME FUND II LTD PARTNERSHIP
filed 1996-05-14
CIK 773915

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended    March 31, 1996
                  --------------------------------------------------------------

Commission file number    0-14633
                       ---------------------------------------------------------



           DAMSON/BIRTCHER REALTY INCOME FUND-II, LIMITED PARTNERSHIP
- --------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


           Delaware                                              13-3294820
- -------------------------------                              -------------------
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)


 27611 La Paz Road, P.O. Box A-1, Laguna Niguel, California      92677-0100
- --------------------------------------------------------------------------------
          (Address of principal executive offices)               (Zip Code)


                                  (714) 643-7700
- --------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)


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

                         QUARTERLY REPORT ON FORM 10-Q

                   FOR THE THREE MONTHS ENDED MARCH 31, 1996


                                     INDEX


                                                                           Page
                                                                           ----
PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements

           Balance Sheets -
           March 31, 1996 (Unaudited) and December 31, 1995 . . . . . . .    3

           Statements of Operations (Unaudited) -
           Three Months Ended March 31, 1996 and 1995 . . . . . . . . . .    4

           Statements of Cash Flows (Unaudited) -
           Three Months Ended March 31, 1996 and 1995 . . . . . . . . . .    5

           Notes to Financial Statements (Unaudited)  . . . . . . . . . .    6

Item 2.    Management's Discussion and Analysis of
           Financial Condition and Results of Operations  . . . . . . . .    9


PART II.   OTHER INFORMATION  . . . . . . . . . . . . . . . . . . . . . .   13

                         PART I.  FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS


           DAMSON/BIRTCHER REALTY INCOME FUND-II, LIMITED PARTNERSHIP

                                 BALANCE SHEETS

                             --------------------

                                                        March 31,     December 31,
                                                          1996            1995
                                                       -----------    ------------
                                                       (Unaudited)       (Note)
ASSETS
- ------

Properties held for sale (net of valuation
   allowance of $707,000 in 1996 and 1995)             $23,409,000     $23,387,000

Investment in Cooper Village Partners                    3,966,000       3,892,000
Cash and cash equivalents                                1,234,000       1,055,000
Accounts receivable                                         54,000          29,000
Accrued rent receivable                                    507,000         527,000
Prepaid expenses and other assets                          196,000         244,000
                                                       -----------     -----------
                                                       $29,366,000     $29,134,000
                                                       ===========     ===========

LIABILITIES AND PARTNERS' CAPITAL
- ---------------------------------

Accounts payable and accrued liabilities               $   698,000     $   712,000
                                                       -----------     -----------
Partners' capital (deficit):

   Limited Partners                                     28,834,000      28,590,000
   General Partner                                        (166,000)       (168,000)
                                                       -----------     -----------
                                                        28,668,000      28,422,000

Commitments and contingencies                                    -               -
                                                       -----------     -----------
                                                       $29,366,000     $29,134,000
                                                       ===========     ===========


Note: The balance sheet at December 31, 1995 has been prepared from the audited financial statements as of that date.





The accompanying notes are an integral part of these financial statements.

           DAMSON/BIRTCHER REALTY INCOME FUND-II, LIMITED PARTNERSHIP

                            STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                             --------------------

                                          Three Months Ended March 31,
                                          ----------------------------
                                            1996              1995
                                          ----------        ----------
REVENUES
- --------

Rental income                             $1,175,000        $1,067,000
Interest income                               13,000            15,000
                                          ----------        ----------
   Total revenues                          1,188,000         1,082,000
                                          ----------        ----------

EXPENSES
- --------

Operating expenses                           264,000           254,000
Real estate taxes                            198,000           184,000
Depreciation and amortization                 16,000           321,000
General and administrative                   152,000           164,000
                                          ----------        ----------
   Total expenses                            630,000           923,000
                                          ----------        ----------

Income before equity in earnings             558,000           159,000

Equity in earnings of Cooper
  Village Partners                           155,000            43,000
                                          ----------        ----------
NET INCOME                                $  713,000        $  202,000
                                          ==========        ==========

NET INCOME ALLOCABLE TO:

   General Partner                        $    7,000        $    2,000
                                          ==========        ==========
   Limited Partners                       $  706,000        $  200,000
                                          ==========        ==========





The accompanying notes are an integral part of these financial statements.

           DAMSON/BIRTCHER REALTY INCOME FUND-II, LIMITED PARTNERSHIP

                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                             --------------------

                                                       Three Months Ended March 31,
                                                       ----------------------------
                                                          1996             1995
                                                       ----------       ----------
Cash flows from operating activities:

   Net income                                          $  713,000       $  202,000

Adjustments to reconcile net income to net cash provided by operating activities:

   Depreciation and amortization                           16,000          321,000
   Equity in earnings of Cooper Village Partners         (155,000)         (43,000)

Changes in:

   Additions to properties held for sale                  (22,000)               -
   Accounts receivable                                    (25,000)          (4,000)
   Accrued rent receivable                                 20,000          (55,000)
   Prepaid expenses and other assets                       32,000           20,000
   Accounts payable and accrued liabilities               (14,000)          10,000
                                                       ----------       ----------
Net cash provided by operating activities                 565,000          451,000

Cash flows from investing activities:
   Investments in real estate                                   -          (28,000)
   Distributions received from
     Cooper Village Partners                               81,000           75,000
                                                       ----------       ----------
Net cash provided by investing activities                  81,000           47,000

Cash flows from financing activities:

   Distributions                                         (467,000)        (446,000)
                                                       ----------       ----------
Net cash used in financing activities                    (467,000)        (446,000)

Net increase in cash and cash equivalents                 179,000           52,000
Cash and cash equivalents, beginning of
   period                                               1,055,000        1,058,000
                                                       ----------       ----------
Cash and cash equivalents, end of period               $1,234,000       $1,110,000
                                                       ==========       ==========





The accompanying notes are an integral part of these financial statements.

           DAMSON/BIRTCHER REALTY INCOME FUND-II, LIMITED PARTNERSHIP


NOTES TO FINANCIAL STATEMENTS - UNAUDITED

(1)      Accounting Policies

         The financial statements of Damson/Birtcher Realty Income Fund-II, Limited Partnership (the "Partnership") included herein have been prepared by the General Partner, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. These financial statements include all adjustments which are of a normal recurring nature and, in the opinion of the General Partner, are necessary for a fair presentation. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted, pursuant to the rules and regulations of the Securities and Exchange Commission. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Partnership's annual report on Form 10-K for the year ended December 31, 1995.

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

           DAMSON/BIRTCHER REALTY INCOME FUND-II, LIMITED PARTNERSHIP


NOTES TO FINANCIAL STATEMENTS - UNAUDITED (Cont'd.)

(1)      Accounting Policies (Cont'd.)

         Further, assets held for sale, including any unrecoverable accrued rent receivable or capitalized leasing commissions, should be carried at the lower of carrying value or fair value less estimated selling costs. Any adjustment to carrying value is recorded as a valuation allowance against property held for sale. Each reporting period, the General Partner will review its estimates of fair value, which may be decreased or increased up to the original carrying value. Finally, assets held for sale are no longer depreciated. The General Partner adopted FAS 121 at December 31, 1995 and the adoption did not have a material impact on the Partnership's operations or financial position, as prior to December 31, 1995, the Partnership had not had any properties held for sale.

         As noted above, as of December 31, 1995 the General Partner decided to account for the Partnership's properties as assets held for sale, assuming an average 12 month holding period, instead of for investment. Accordingly, the General Partner compared the carrying value of each property to its appraised value as of January 1, 1996. If the carrying value of a property and certain related assets was greater than its appraised value, less selling costs, the General Partner reduced the carrying value of the property by the difference. Using this methodology, the General Partner determined that Atrium Place, Kennedy Corporate Center, Lakeland Industrial Park and Cooper Village (58% interest) had carrying values greater than they had appraised values, and therefore reduced their carrying values by $167,000, $500,000, $40,000 and $789,000 to $829,000, $2,625,000,
         $4,929,000 and $3,704,000, respectively. Based upon this methodology, the General Partner did not change its estimate of the fair market value of the Partnership's portfolio as of March 31, 1996.

(2)      Transactions with Affiliates

         The Partnership has no employees and, accordingly, the General Partner and its affiliates perform services on behalf of the Partnership in connection with administering the affairs of the Partnership. The General Partner and affiliates are reimbursed for their general and administrative costs actually incurred and associated with services performed on behalf of the Partnership. For the three months ended March 31, 1996 and 1995 the Partnership incurred approximately $32,000 and $44,000, respectively, of such expenses.

         An affiliate of the General Partner provides property management services with respect to the Partnership's properties and receives a fee for such services not to exceed 6% of the gross receipts from the properties under management provided that leasing services are performed, otherwise not to exceed 3%. Such fees amounted to approximately $41,000 and $38,000, respectively, for the three months ended March 31, 1996 and 1995. In addition, an affiliate of the General Partner received $26,000 and $32,000 for the three months ended March 31, 1996

           DAMSON/BIRTCHER REALTY INCOME FUND-II, LIMITED PARTNERSHIP


NOTES TO FINANCIAL STATEMENTS - UNAUDITED (Cont'd.)

(2)      Transactions with Affiliates (Cont'd.)

         and 1995, respectively, as reimbursement of costs of on-site property management personnel and other reimbursable expenses.

         Leasing fees for the three months ended March 31, 1996 and 1995, included charges of $5,000 and $1,000, respectively, from the General Partner and its affiliates for leasing services rendered in connection with leasing space in a Partnership property after expiration or termination of leases.

         As previously reported on June 24, 1993, the Partnership completed its solicitation of written consent from its Limited Partners. A majority in interest of the Partnership's Limited Partners approved each of the proposals contained in the Information Statement dated May 5, 1993. Those proposals have been implemented by the Partnership as contemplated by the Information Statement as amendments to the Partnership Agreement, and are reflected in these financial statements as such.

         The amended Partnership Agreement provides for the Partnership's payment to the General Partner of an annual asset management fee equal to .75% of the aggregate appraised value of the Partnership's properties as determined by independent appraisal undertaken in January of each year. Such fees for the three months ended March 31, 1996 and 1995, amounted to $50,000 and $50,000, respectively.

         In addition to the aforementioned, the General Partner was also paid $22,000 and $20,000, related to the Partnership's portion (58%) of asset management fees, property management fees, leasing fees, reimbursement of on-site property management personnel and other reimbursable expenses for Cooper Village Partners for the three months ended March 31, 1996 and 1995, respectively.

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

           DAMSON/BIRTCHER REALTY INCOME FUND-II, LIMITED PARTNERSHIP


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         Liquidity and Capital Resource

         Since completion of its acquisition program in December 1988, the Partnership has been engaged primarily in the operation of its properties. The Partnership's objective has been to hold its properties as long-term investments, although properties may be sold at any time depending upon the General Partner's judgment of the anticipated remaining economic benefits of continued ownership. Working capital is and will be provided principally from the operation of the Partnership's properties and the working capital reserve established for the properties. The Partnership may incur mortgage indebtedness relating to such properties by borrowing funds primarily to fund capital improvements or to obtain sale or financing proceeds for distribution to the Partners.

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

         Distributions through March 31, 1996 represent cash flow generated from operations of the Partnership's properties and interest earned on the temporary investment of working capital net of capital improvement reserve requirements. Future cash distributions will be made principally to the extent of cash flow attributable to operations and sales of the Partnership's properties and interest earned on the investment of capital reserve, after providing for capital reserve and payment for capital improvements to the Partnership's properties.

         In accordance with the terms of the Partnership Agreement, each year the Partnership secures an independent appraisal of each of the Partnership's properties as of January 1. Prior to the January 1, 1995 appraisals, the independent appraiser had estimated each property's "Investment Value," utilizing a seven to ten-year cash flow model to estimate value based upon an income approach.

         The amendment to the Partnership Agreement consented to by the Limited Partners in June 1993 mandated, among other things, that the General Partner seek a vote of (and provide an analysis and recommendation to) the Limited Partners no later than December 31, 1996 regarding the prompt liquidation of the Partnership in the event that properties with (then) current appraised values constituting at least one-half of the total (then) current appraised values of

           DAMSON/BIRTCHER REALTY INCOME FUND-II, LIMITED PARTNERSHIP


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Cont'd.)

         Liquidity and Capital Resources(Cont'd.)

         all of the Partnership's properties are not sold or under contract for sale by the end of 1996.

         Given that mandate, the General Partner requested that the appraiser provide an assessment of value that reflects a shorter investment holding term. Although the General Partner does not currently have a specific liquidation plan for the Partnership's properties, it requested that the appraiser assume that the entire portfolio would be sold over four years, in connection with the January 1995 appraisals and over three years in connection with the January 1996 appraisals.

         Using the shorter-term investment methodology that is consistent with the mandate of the 1993 amendment to the Partnership Agreement, the appraiser estimated the value of the partnership's properties at January 1, 1996 to be $30,355,000, or $5,772 per $10,000 original investor subscription.

         Over the past year, the General Partner has examined several alternative methods to achieve the Partnership's goal of selling the Partnership's properties and liquidating the Partnership at the earliest practicable time consistent with achieving reasonable value for the Limited Partners' investment. As explained in the Partnership's May 5, 1993 Information Statement, "achieving reasonable value" has meant for the Partnership to balance receiving higher sales prices per property than their 1993 values while at the same time not waiting forever to sell at a theoretical "top of the market." Alternatives under consideration by the General Partner may include a property-by-property liquidation or selling all the properties as a single portfolio. The General Partner has had preliminary discussions regarding disposition, in whole or in part, of the Partnership's properties with various potential purchasers of some or all of the Partnership's portfolio.

         In connection with its consideration of these alternatives, the General Partner has decided to treat its properties as held for sale, instead of for investment, for financial statement purposes. In accordance with Statement of Financial Accounting Standards No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," the carrying value of these properties was evaluated to ensure that each property was carried on the Partnership's balance sheet at the lower of cost or fair value less estimated selling costs. The General Partner estimated fair value for this purpose based on appraisals performed as of January 1, 1996. However, fair value can only be determined based upon sales to third parties and sales proceeds could differ substantially.

           DAMSON/BIRTCHER REALTY INCOME FUND-II, LIMITED PARTNERSHIP


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Cont'd.)

         Liquidity and Capital Resources(Cont'd.)

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

         Results of Operations for the Three Months Ended March 31, 1996 Compared With the Three Months Ended March 31, 1995

         The increase in rental income for the three months ended March 31, 1996 as compared to the corresponding period in 1995, was primarily attributable to the increase in occupancy levels at Atrium Place, Lakeland Industrial Park, Iomega and Creekridge which resulted in an aggregate of $110,000 in increase in revenue in 1996 when compared to the same period in 1995.

         Interest income resulted from the temporary investment of partnership working capital. The decrease from 1995 to 1996 was primarily attributable to a lower rate-of-return achieved on short-term investments.

         The increase in operating expenses for the three months ended March 31, 1996 as compared to the corresponding period in 1995, was primarily attributable to the increase in utilities at Creekridge.

         The increase in real estate taxes for the three months ended March 31, 1996 as compared to the corresponding period in 1995, was attributable to a higher tax assessment at Creekridge.

         The decrease in depreciation and amortization expense for the three moths ended March 31, 1996 as compared to the corresponding period in 1995, was attributable to the adoption of statement of Financial Account Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," pursuant to which assets held for sale are no longer depreciated.

           DAMSON/BIRTCHER REALTY INCOME FUND-II, LIMITED PARTNERSHIP




ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Cont'd.)

         Results of Operations for the Three Months Ended March 31, 1996 Compared With the Three Months Ended March 31, 1995 (Cont'd.)

         The increase in equity in earnings of Cooper Village Partners for the three months ended March 31, 1996, as compared to the corresponding period in 1995, was primarily attributable to the Partnership's portion (58%) of a $127,000 lease termination settlement fee collected from Boston Store in March 1996.

         General and administrative expenses for the three months ended March 31, 1996 and 1995 include charges of $87,000 and $96,000, respectively, from the General Partner and its affiliates for services rendered in connection with administering the affairs of the Partnership and operating the Partnership's properties. Also included in general and administrative expenses for the three months ended March 31, 1996 and 1995 are direct charges of $65,000 and $68,000, respectively, relating to audit fees, tax preparation fees, legal and professional fees, insurance expenses, costs incurred in providing information to the Limited Partners and other miscellaneous costs.

         The decrease in general and administrative expenses for the three months ended March 31, 1996, as compared to the corresponding period in 1995, was primarily the result of a decrease in general and administrative wages in 1996.

           DAMSON/BIRTCHER REALTY INCOME FUND-II, LIMITED PARTNERSHIP


                          PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         So far as is known to the General Partner, neither the Partnership nor its properties are subject to any material pending legal proceedings.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         a)      Exhibits:

                 27 - Financial Data Schedule

         b)      Reports on Form 8-K:

                 None filed in quarter ended March 31, 1996.

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

                                    By: BIRTCHER LIMITED,
                                        a California limited partnership,
                                        General Partner of Birtcher Investments

                                        By: BREICORP,
                                            a California corporation,
                                            formerly known as Birtcher
                                            Real Estate Inc., General
                                            Partner of Birtcher Limited

Date:    May 13, 1996                       By: /s/ ROBERT M. ANDERSON
                                               --------------------------------
                                                    Robert M. Anderson
                                                    Executive Director
                                                    BREICORP


                            By: LF Special Fund I, L.P.,
                                a California limited partnership

                                By: Liquidity Fund Asset Management, Inc.,
                                    a California corporation, General
                                    Partner of LF Special Fund I, L.P.

Date:    May 13, 1996               By: /s/ BRENT R. DONALDSON
                                        -------------------------------------
                                            Brent R. Donaldson
                                            President
                                            Liquidity Fund Asset
                                            Management, Inc.