Form 10-Q
period 1996-06-30
DAMSON BIRTCHER REALTY INCOME FUND II LTD PARTNERSHIP
filed 1996-08-13
CIK 773915

                                   FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549


                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended         June 30, 1996
                 ---------------------------------------------------------------

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
- -------------------------------------------------------------------------------
    (State or other jurisdiction of                          (I.R.S. Employee
    incorporation or organization)                          Identification No.)



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

                         QUARTERLY REPORT ON FORM 10-Q
                    FOR THE THREE MONTHS ENDED JUNE 30, 1996

                                     INDEX


                                                                                                               Page
                                                                                                               ----
PART I.          FINANCIAL INFORMATION

Item 1.          Financial Statements

                 Balance Sheets -
                 June 30, 1996 (Unaudited) and December 31, 1995  . . . . . . . . . . . . . . . . . . .          3

                 Statements of Operations (Unaudited) -
                 Three and Six Months Ended June 30, 1996 and 1995  . . . . . . . . . . . . . . . . . .          4

                 Statements of Cash Flows (Unaudited) -
                 Six Months Ended June 30, 1996 and 1995  . . . . . . . . . . . . . . . . . . . . . . .          5

                 Notes to Financial Statements (Unaudited)  . . . . . . . . . . . . . . . . . . . . . .          6

Item 2.          Management's Discussion and Analysis of
                 Financial Condition and Results of Operations  . . . . . . . . . . . . . . . . . . . .          9


PART II.         OTHER INFORMATION  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         14

                         PART I.  FINANCIAL INFORMATION


ITEM 1.    FINANCIAL STATEMENTS


           DAMSON/BIRTCHER REALTY INCOME FUND-II, LIMITED PARTNERSHIP

                                 BALANCE SHEETS

                                                             June 30,              December 31,
                                                               1996                    1995
                                                           -----------             ------------
                                                           (Unaudited)                (Note)
ASSETS
- ------

Properties held for sale (net of valuation
   allowance of $775,000 in 1996 and $707,000
   in 1995)                                                $23,425,000               $23,387,000

Investment in Cooper Village Partners                        3,925,000                 3,892,000
Cash and cash equivalents                                    1,416,000                 1,055,000
Accounts receivable                                             79,000                    29,000
Accrued rent receivable                                        498,000                   527,000
Prepaid expenses and other assets                              196,000                   244,000
                                                           -----------               -----------

                                                           $29,539,000               $29,134,000
                                                           ===========               ===========

LIABILITIES AND PARTNERS' CAPITAL
- ---------------------------------

Accounts payable and accrued liabilities                   $   708,000               $   712,000
                                                           -----------               -----------

Partners' capital(deficit):
   Limited Partners                                         28,995,000                28,590,000
   General Partner                                            (164,000)                 (168,000)
                                                           -----------               -----------
                                                            28,831,000                28,422,000

Commitments and contingencies                                        -                         -
                                                           -----------               -----------

                                                           $29,539,000               $29,134,000
                                                           ===========               ===========


Note: The balance sheet at December 31, 1995 has been prepared from the audited financial statements as of that date.





   The accompanying notes are an integral part of these financial statements.

           DAMSON/BIRTCHER REALTY INCOME FUND-II, LIMITED PARTNERSHIP

                            STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                   Three Months Ended                       Six Months Ended
                                        June 30                                 June 30
                                ---------------------------           ----------------------------
                                   1996            1995                  1996              1995
                                ----------      -----------           ----------        ----------
REVENUES
- --------

Rental income                   $1,227,000      $1,097,000            $2,403,000        $2,164,000
Interest income                     15,000          14,000                28,000            29,000
                                ----------      ----------            ----------        ----------

    Total revenues               1,242,000       1,111,000             2,431,000         2,193,000
                                ----------      ----------            ----------        ----------

EXPENSES
- --------

Operating expenses                 251,000         279,000               515,000           533,000
Real estate taxes                  182,000         181,000               380,000           365,000
Depreciation and amortization       17,000         319,000                33,000           640,000
General and administrative         164,000         171,000               316,000           335,000
Adjustment to carrying value
  of real estate                    68,000               -                68,000                 -
                                ----------      ----------            ----------        ----------

    Total Expenses                 682,000         950,000             1,312,000         1,873,000
                                ----------      ----------            ----------        ----------

Income before equity
  in earnings                      560,000         161,000             1,119,000           320,000

Equity in earnings of Cooper
  Village Partners                  63,000          40,000               218,000            83,000
                                ----------      ----------            ----------        ----------

NET INCOME                      $  623,000      $  201,000            $1,337,000        $  403,000
                                ==========      ==========            ==========        ==========

NET INCOME ALLOCABLE TO:

  General Partner               $    6,000      $    2,000            $   13,000        $    4,000
                                ==========      ==========            ==========        ==========

  Limited Partners              $  617,000      $  199,000            $1,324,000        $  399,000
                                ==========      ==========            ==========        ==========





   The accompanying notes are an integral part of these financial statements.

           DAMSON/BIRTCHER REALTY INCOME FUND-II, LIMITED PARTNERSHIP

                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                         Six Months Ended June 30,
                                                        --------------------------
                                                            1996           1995
                                                        -----------     ----------
Cash flows from operating activities:
   Net income                                            $1,337,000     $  403,000

Adjustments to reconcile net income to net cash provided by operating activities:

   Depreciation and amortization                             33,000        640,000
   Equity in earnings of Cooper Village Partners           (218,000)       (83,000)
   Adjustment to carrying value of real estate               68,000              -

Changes in:

   Additions to properties held for sale                   (106,000)             -
   Accounts receivable                                      (50,000)       (74,000)
   Accrued rent receivable                                   29,000        (52,000)
   Prepaid expenses and other assets                         15,000         40,000
   Accounts payable and accrued liabilities                  (4,000)        46,000
                                                         ----------     ----------
Net cash provided by operating activities                 1,104,000        920,000

Cash flows from investing activities:

   Investments in real estate                                     -        (96,000)
   Distributions received from
     Cooper Village Partners                                185,000        151,000
                                                         ----------     ----------
Net cash provided by investing activities                   185,000         55,000

Cash flows from financing activities:

   Distributions                                           (928,000)      (912,000)
                                                         ----------     ----------
Net cash used in financing activities                      (928,000)      (912,000)

Net increase in cash and cash equivalents                   361,000         63,000
Cash and cash equivalents, beginning of period            1,055,000      1,058,000
                                                         ----------     ----------

Cash and cash equivalents, end of period                 $1,416,000     $1,121,000
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

         For the six months ended June 30, 1996, the Partnership has spent a total of $106,000 on building and tenant improvements at Kennedy Corporate Center ($10,000), Lakeland Industrial Park ($43,000),
         Ladera II ($2,000) and Creekridge ($51,000). Since these expenditures had already been anticipated by the Partnership in 1995 and taken into account in the third-party appraisals that form the basis of the General Partner's estimate of the fair market value of the Partnership's portfolio as of December 31, 1995, the General Partner did not change its estimate of the fair market value of the portfolio as of June 30, 1996.

(2)      Transactions with Affiliates
         ----------------------------

         The Partnership has no employees and, accordingly, the General Partner and its affiliates perform services on behalf of the Partnership in connection with administering the affairs of the Partnership. The General Partner and affiliates are reimbursed for their general and administrative costs actually incurred and associated with services performed on behalf of the Partnership. For the three months ended June 30, 1996 and 1995 the Partnership incurred approximately $31,000 and $34,000, respectively, of such expenses. For the six months ended June 30, 1996 and 1995, such payments were $62,000 and $78,000 respectively.

           DAMSON/BIRTCHER REALTY INCOME FUND-II, LIMITED PARTNERSHIP


NOTES TO FINANCIAL STATEMENTS - UNAUDITED (Cont'd.)

(2)      Transactions with Affiliates (Cont'd.)
         --------------------------------------

         An affiliate of the General Partner provides property management services with respect to the Partnership's properties and receives a fee for such services not to exceed 6% of the gross receipts from the properties under management provided that leasing services are performed, otherwise not to exceed 3%. Such fees amounted to approximately $43,000 and $37,000, respectively, for the three months ended June 30, 1996 and 1995, and $83,000 and $74,000 for the six months ended June 30, 1996 and 1995 respectively. In addition, an affiliate of the General Partner received $30,000 and $32,000 for the three months ended June 30, 1996 and 1995, respectively, as reimbursement of costs of on-site property management personnel and other reimbursable expenses. For the six months ended June 30, 1996 and 1995, such expenses were $56,000 and $64,000, respectively.

         Leasing fees for the six months ended June 30, 1996 and 1995, included charges of $10,000 and $14,000, respectively, from the General Partner and its affiliates for leasing services rendered in connection with leasing space in a Partnership property after expiration or termination of leases.

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

         The amended Partnership Agreement provides for the Partnership's payment to the General Partner of an annual asset management fee equal to .75% of the aggregate appraised value of the Partnership's properties as determined by independent appraisal undertaken in January of each year. Such fees for the six months ended June 30, 1996 and 1995, amounted to $108,000 and $100,000, respectively.

         In addition to the aforementioned, the General Partner was also paid $20,000 and $22,000, related to the Partnership's portion (58%) of asset management fees, property management fees, leasing fees, reimbursement of on-site property management personnel and other reimbursable expenses for Cooper Village Partners for the three months ended June 30, 1996 and 1995, respectively. For the six months ended June 30, 1996 and 1995, such cost were $42,000 and $42,000 respectively.

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

         Distributions through June 30, 1996 represent cash flow generated from operations of the Partnership's properties and interest earned on the temporary investment of working capital net of capital improvement reserve requirements. Future cash distributions will be made principally to the extent of cash flow attributable to operations and sales of the Partnership's properties and interest earned on the investment of capital reserve, after providing for capital reserve and payment for capital improvements to the Partnership's properties.

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

         Results of Operations for the Three Months Ended June 30, 1996 Compared With the Three Months Ended June 30, 1995 and for the Six Months Ended June 30, 1996 Compared With the Six Month Ended
         June 30, 1995
         ------------------------------------------------------------------

         The increase in revenue for the three and six months ended June 30, 1996, as compared to the corresponding period in 1995, was primarily attributable to the following factors: at Lakeland Industrial Park several new leases were successfully negotiated in mid 1995 and in 1996 which resulted in an increase in occupancy to a level of 100% and an increase in revenue by approximately $10,000 and $39,000 for the three and six month ended June 30, 1996, respectively, when compared to the same periods in 1995. At Iomega, Iomega Corporation increased its occupancy to 100% of the building effective August 1, 1995, resulting in an increase in revenue by approximately $28,000 and $57,000 for the three and six months ended June, 1996, respectively, when compared to the same periods in 1995. At Creekridge, successful negotiation of leases with California Growers Corp., in August 1995, Premier Resorts, Inc. in December 1995, and Rada Advertising in April 1996 resulted in an increase in occupancy to a level of 98% and increased revenue of approximately $45,000 and $52,000

           DAMSON/BIRTCHER REALTY INCOME FUND-II, LIMITED PARTNERSHIP


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Cont'd.)

         Results of Operations for the Three Months Ended June 30, 1996 Compared With the Three Months Ended June 30, 1995 and for the Six Months Ended June 30, 1996 Compared With the Six Month Ended
         June 30, 1995 (Cont'd.)
         ------------------------------------------------------------------

         for the three and six months ended June 30, 1996, respectively, when compared to the same periods in 1995. Operating expense recoveries also increased at Creekridge in 1996.

         Interest income resulted from the temporary investment of partnership working capital. For the three and six months ended June 30, 1996 interest income was generally comparable to the same periods in 1995.

         The increase in real estate taxes for the six months ended June 30, 1996, as compared to the corresponding period in 1995, was primarily attributable to the increase in real estate tax assessment at Creekridge. The aforementioned increase was partially offset by a decrease in real estate taxes at Atrium Place, which was the result of a successful tax appeal in 1996.

         The decrease in operating expenses for the three months ended June 30, 1996, as compared to the corresponding period in 1995, was primarily attributable to a decrease in cleaning, HVAC repairs, landscaping repairs and maintenance at Kennedy Corporate Center ($12,000). In addition, building repairs, HVAC repairs and utility costs were lower at Creekridge ($10,000). On-site payroll expenses also decreased at Lakeland Industrial Park ($4,000).

         The decrease in operating expenses for the six months ended June 30, 1996, as compared to the corresponding period in 1995, was primarily attributable to the decrease in cleaning cost, HVAC repairs and landscaping repairs at Kennedy Corporate Center ($11,000). In addition, on-site payroll and utility costs were lower at Lakeland Industrial Park ($13,000). The aforementioned decreases were partially offset by an increase in management fees at Creekridge ($6,000)

         The Partnership adjusted the carrying value of the portfolio by $68,000, which is the amount spent on the building improvements, tenant improvements, leasing commissions and other related assets for Lakeland Industrial Park and Kennedy Corporate Center.

         The decrease in depreciation and amortization expense for the six moths ended June 30, 1996 as compared to the corresponding period in 1995, was attributable to the adoption of statement of Financial Account Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," pursuant to which assets held for sale are no longer depreciated.

           DAMSON/BIRTCHER REALTY INCOME FUND-II, LIMITED PARTNERSHIP


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Cont'd.)

         Results of Operations for the Three Months Ended June 30, 1996 Compared With the Three Months Ended June 30, 1995 and for the Six Months Ended June 30, 1996 Compared With the Six Month Ended
         June 30, 1995 (Cont'd.)
         ------------------------------------------------------------------

         The increase in equity in earnings of Cooper Village Partners for the six months ended June 30, 1996, as compared to the corresponding period in 1995, was primarily attributable to the Partnership's portion (58%) of a $127,000 lease termination settlement fee collected from Boston Stores in March 1996.

         General and administrative expenses for the six months ended June 30, 1996 and 1995 include charges of $181,000 and $192,000, respectively, from the General Partner and its affiliates for services rendered in connection with administering the affairs of the Partnership and operating the Partnership's properties. Also included in general and administrative expenses for the six months ended June 30, 1996 and 1995 are direct charges of $135,000 and $143,000, respectively, relating to audit fees, tax preparation fees, legal and professional fees, insurance expenses, costs incurred in providing information to the Limited Partners and other miscellaneous costs.

         The decrease in general and administrative expenses for the three months ended June 30, 1996, as compared to the corresponding period in 1995, was primarily attributable to a decrease in leasing fees and appraisal fees.

         The decrease in general and administrative expenses for the six months ended June 30, 1996, as compared to the corresponding period in 1995, was primarily attributable to the decrease in general and administrative wages, leasing fees and appraisal fees.

           DAMSON/BIRTCHER REALTY INCOME FUND-II, LIMITED PARTNERSHIP


                          PART II.  OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

         So far as is known to the General Partner, neither the Partnership nor its properties are subject to any material pending legal proceedings.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

    a)   Exhibits:

         27 - Financial Data Schedule

    b)   Reports on Form 8-K:

         None filed in quarter ended June 30, 1996.

           DAMSON/BIRTCHER REALTY INCOME FUND-II, LIMITED PARTNERSHIP


                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            DAMSON/BIRTCHER REALTY INCOME FUND-II


By:  BIRTCHER/LIQUIDITY PROPERTIES          By:   BIRTCHER INVESTORS,
     (General Partner)                            a California limited partnership

                                                  By:   BIRTCHER INVESTMENTS,
                                                        a California general partnership,
                                                        General Partner of Birtcher Investors

                                                        By:    BIRTCHER LIMITED,
                                                               a California limited partnership,
                                                               General Partner of Birtcher Investments

                                                               By:    BREICORP,
                                                                      a California corporation,
                                                                      formerly known as Birtcher
                                                                      Real Estate Inc., General
                                                                      Partner of Birtcher Limited

Date:  August 12, 1996                                                By:    /s/ ROBERT M. ANDERSON
                                                                         ------------------------------
                                                                                 Robert M. Anderson
                                                                                 Executive Director
                                                                                 BREICORP

                                            By:    LF Special Fund I, L.P.,
                                                   a California limited partnership

                                                   By:   Liquidity Fund Asset Management, Inc.,
                                                         a California corporation, General
                                                         Partner of LF Special Fund I, L.P.

Date:    August 12, 1996                                 By:   /s/ BRENT R. DONALDSON
                                                             -------------------------------
                                                                   Brent R. Donaldson
                                                                   President
                                                                   Liquidity Fund Asset
                                                                   Management, Inc.