Form 10-Q
period 1996-09-30
DAMSON BIRTCHER REALTY INCOME FUND II LTD PARTNERSHIP
filed 1996-11-14
CIK 773915

                                   FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                   QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                   ----------------------------------------


For Quarter Ended          September 30, 1996
                    -----------------------------------------------------------

Commission file number           0-14633
                        -------------------------------------------------------

            DAMSON/BIRTCHER REALTY INCOME FUND-II, LIMITED PARTNERSHIP
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                      Delaware                          13-3294820
-------------------------------------------------------------------------------
            (State or other jurisdiction of          (I.R.S. Employer
            incorporation or organization)           Identification No.)


 27611 La Paz Road, P.O. Box A-1, Laguna Niguel, California    92677-0100
-------------------------------------------------------------------------------
          (Address of principal executive offices)             (Zip Code)


                                  (714) 643-7700
-------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)


                                       N/A
-------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report.)


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

           DAMSON/BIRTCHER REALTY INCOME FUND-II, LIMITED PARTNERSHIP
                         QUARTERLY REPORT ON FORM 10-Q
                 FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1996
                 ---------------------------------------------

                                     INDEX
                                     -----



                                                                                                                             Page
                                                                                                                             ----
PART I.          FINANCIAL INFORMATION

Item 1.          Financial Statements

                 Balance Sheets -
                 September 30, 1996 (Unaudited) and December 31, 1995 . . . . . . . . . . . . . . . . . . . . . . . .         3

                 Statements of Operations (Unaudited) -
                 Three and Nine Months Ended September 30, 1996 and 1995  . . . . . . . . . . . . . . . . . . . . . .         4

                 Statements of Cash Flows (Unaudited) -
                 Nine Months Ended September 30, 1996 and 1995  . . . . . . . . . . . . . . . . . . . . . . . . . . .         5

                 Notes to Financial Statements (Unaudited)  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         6

Item 2.          Management's Discussion and Analysis of
                 Financial Condition and Results of Operations  . . . . . . . . . . . . . . . . . . . . . . . . . . .         9


PART II.         OTHER INFORMATION  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        14

                         PART I.  FINANCIAL INFORMATION
                         ------------------------------

ITEM 1.  FINANCIAL STATEMENTS
         --------------------


           DAMSON/BIRTCHER REALTY INCOME FUND-II, LIMITED PARTNERSHIP
                                 BALANCE SHEETS
           ----------------------------------------------------------

                                                              September 30,              December 31,
                                                                  1996                       1995
                                                              -------------              ------------
                                                               (Unaudited)                 (Note)
ASSETS
------

Properties held for sale (net of valuation
   allowance of $932,000 in 1996 and $707,000
   in 1995)                                                    $23,351,000               $23,387,000

Investment in Cooper Village Partners                            3,874,000                 3,892,000
Cash and cash equivalents                                        1,563,000                 1,055,000
Accounts receivable                                                117,000                    29,000
Accrued rent receivable                                            473,000                   527,000
Prepaid expenses and other assets                                  200,000                   244,000
                                                               -----------               -----------

                                                               $29,578,000               $29,134,000
                                                               ===========               ===========

LIABILITIES AND PARTNERS' CAPITAL
---------------------------------

Accounts payable and accrued liabilities                       $   751,000               $   712,000
                                                               -----------               -----------

Partners' capital(deficit):
   Limited Partners                                             28,991,000                28,590,000
   General Partner                                                (164,000)                 (168,000)
                                                               -----------               -----------
                                                                28,827,000                28,422,000

Commitments and contingencies                                            -                         -
                                                               -----------               -----------

                                                               $29,578,000               $29,134,000
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

           DAMSON/BIRTCHER REALTY INCOME FUND-II, LIMITED PARTNERSHIP
                            STATEMENTS OF OPERATIONS
                                  (UNAUDITED)
           ----------------------------------------------------------

                                              Three Months Ended                         Nine Months Ended
                                                 September 30,                             September 30,
                                        ------------------------------            -----------------------------
                                           1996               1995                    1996              1995
                                        ----------          ----------            ----------         ----------
REVENUES
--------

Rental income                           $1,198,000          $1,149,000            $3,601,000         $3,313,000
Interest income                             17,000              17,000                44,000             46,000
                                        ----------          ----------            ----------         ----------

  Total revenues                         1,215,000           1,166,000             3,645,000          3,359,000
                                        ----------          ----------            ----------         ----------

EXPENSES
--------

Operating expenses                         259,000             288,000               774,000            821,000
Real estate taxes                          175,000             154,000               555,000            520,000
Depreciation and amortization               18,000             309,000                51,000            949,000
General and administrative                 165,000             180,000               481,000            516,000
Adjustment to carrying value
  of real estate                           157,000                   -               225,000                  -
                                        ----------          ----------            ----------         ----------

  Total Expenses                           774,000             931,000             2,086,000          2,806,000
                                        ----------          ----------            ----------         ----------

Income before equity
 in earnings                               441,000             235,000             1,559,000            553,000

Equity in earnings of Cooper
  Village Partners                          65,000              36,000               283,000            119,000
                                        ----------          ----------            ----------         ----------

NET INCOME                              $  506,000          $  271,000            $1,842,000         $  672,000
                                        ==========          ==========            ==========         ==========

NET INCOME ALLOCABLE TO:

  General Partner                       $    5,000          $    3,000            $   18,000         $    7,000
                                        ==========          ==========            ==========         ==========

  Limited Partners                      $  501,000          $  268,000            $1,824,000         $  665,000
                                        ==========          ==========            ==========         ==========





The accompanying notes are an integral part of these financial statements.

           DAMSON/BIRTCHER REALTY INCOME FUND-II, LIMITED PARTNERSHIP
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
           ----------------------------------------------------------

                                                                  Nine Months Ended September 30,
                                                             ------------------------------------------
                                                                 1996                            1995
                                                             -----------                    -----------
Cash flows from operating activities:
   Net income                                                $ 1,842,000                    $   672,000
Adjustments to reconcile net income
to net cash provided by operating activities:
   Depreciation and amortization                                  51,000                        949,000
   Equity in earnings of Cooper Village Partners                (283,000)                      (119,000)
   Adjustment to carrying value of real estate                   225,000                              -
Changes in:
   Additions to properties held for sale                        (189,000)                             -
   Accounts receivable                                           (88,000)                       (84,000)
   Accrued rent receivable                                        54,000                        (67,000)
   Prepaid expenses and other assets                              (7,000)                             -
   Accounts payable and accrued liabilities                       39,000                        154,000
                                                             -----------                    -----------
Net cash provided by operating activities                      1,644,000                      1,505,000

Cash flows from investing activities:
   Investments in real estate                                          -                       (338,000)
  Distributions received from
    Cooper Village Partners                                      302,000                        238,000
                                                             -----------                    -----------
Net cash provided by (used in) investing
   activities                                                    302,000                       (100,000)

Cash flows from financing activities:
   Distributions                                              (1,438,000)                    (1,379,000)
                                                             -----------                    -----------
Net cash used in financing activities                         (1,438,000)                    (1,379,000)

Net increase in cash and cash
  equivalents                                                    508,000                         26,000
Cash and cash equivalents, beginning of
   period                                                      1,055,000                      1,058,000
                                                             -----------                    -----------

Cash and cash equivalents, end of period                     $ 1,563,000                    $ 1,084,000
                                                             ===========                    ===========





The accompanying notes are an integral part of these financial statements.

           DAMSON/BIRTCHER REALTY INCOME FUND-II, LIMITED PARTNERSHIP


NOTES TO FINANCIAL STATEMENTS - UNAUDITED
-----------------------------------------

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


NOTES TO FINANCIAL STATEMENTS - UNAUDITED (Cont'd.)
-----------------------------------------

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

         As noted above, as of December 31, 1995 the General Partner decided to account for the Partnership's properties as assets held for sale, assuming an average 12 month holding period, instead of for investment. Accordingly, the General Partner compared the carrying value of each property to its appraised value as of January 1, 1996. If the carrying value of a property and certain related assets was greater than its appraised value, less selling costs, the General Partner reduced the carrying value of the property by the difference. Using this methodology, as of December 31, 1995, the General Partner determined that Atrium Place, Kennedy Corporate Center, Lakeland Industrial Park and Cooper Village (58% interest) had carrying values greater than their appraised values, and accordingly reduced those carrying values by $167,000, $500,000, $40,000 and $789,000 to
         $829,000, $2,625,000, $4,929,000 and $3,704,000, respectively.

         For the three and nine months ended September 30, 1996, the Partnership spent approximately $82,000 and $150,000, respectively, related to tenant/building improvements and leasing commissions at Kennedy Corporate Center I and Lakeland Industrial Park. Atrium Place is under contract for sale (see Note 4, "Subsequent Events"). Based on its anticipated gross sales price of $816,250, the General Partner reduced its estimated carrying value by $75,000 to $754,000. Because these expenditures, and the carrying value of Atrium Place, exceeded the estimates of fair value, the General Partner adjusted the carrying value of the Partnership's portfolio by an aggregate of $225,000 for the nine months ending September 30, 1996.

(2)      Transactions with Affiliates
         ----------------------------

         The Partnership has no employees and, accordingly, the General Partner and its affiliates perform services on behalf of the Partnership in connection with administering the affairs of the Partnership. The General Partner and affiliates are reimbursed for their general and administrative costs actually incurred and associated with services performed on behalf of the Partnership. For the three months ended September 30, 1996 and 1995 the Partnership incurred approximately $42,000 and $31,000, respectively, of such expenses. For the nine months ended September 30, 1996 and 1995, such payments were $105,000 and $109,000, respectively.

           DAMSON/BIRTCHER REALTY INCOME FUND-II, LIMITED PARTNERSHIP



NOTES TO FINANCIAL STATEMENTS - UNAUDITED (Cont'd.)
-----------------------------------------

(2)      Transactions with Affiliates (Cont'd.)
         ----------------------------

         An affiliate of the General Partner provides property management services with respect to the Partnership's properties and receives a fee for such services not to exceed 6% of the gross receipts from the properties under management provided that leasing services are performed, otherwise not to exceed 3%. Such fees amounted to approximately $43,000 and $40,000, respectively, for the three months ended September 30, 1996 and 1995, and $126,000 and $114,000 for the nine months ended September 30, 1996 and 1995 respectively. In addition, an affiliate of the General Partner received $27,000 and $32,000 for the three months ended September 30, 1996 and 1995, respectively, as reimbursement of costs of on-site property management personnel and other reimbursable expenses. For the nine months ended September 30, 1996 and 1995, such expenses were $83,000 and $96,000, respectively.

         Leasing fees for the three months ended September 30, 1996 and 1995, included charges of $6,000 and $38,000, respectively, from the General Partner and its affiliates for leasing services rendered in connection with leasing space in a Partnership property after expiration or termination of leases. For the nine months ended September 30, 1996 and 1995, such fees amounted to $16,000 and $52,000, respectively.

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

         The Amended Partnership Agreement provides for the Partnership's payment to the General Partner of an annual asset management fee equal to .75% of the aggregate appraised value of the Partnership's properties as determined by independent appraisal undertaken in January of each year. Such fees for the three months ended September 30, 1996 and 1995, amounted to $50,000 and $50,000, respectively. For the nine months ended September 30 1996 and 1995, such fees were $150,000 and $149,000, respectively.

         In addition to the aforementioned, the General Partner was also paid $18,000 and $20,000, related to the Partnership's portion (58%) of asset management fees, property management fees, leasing fees, reimbursement of on-site property management personnel and other reimbursable expenses for Cooper Village Partners for the three months ended September 30, 1996 and 1995, respectively. For the nine months ended September 30, 1996 and 1995, such costs were $60,000 and $63,000, respectively.

           DAMSON/BIRTCHER REALTY INCOME FUND-II, LIMITED PARTNERSHIP


NOTES TO FINANCIAL STATEMENTS - UNAUDITED (Cont'd.)
-----------------------------------------

(3)      Commitments and Contingencies
         -----------------------------

         Litigation

         The Partnership is not a party to any pending legal proceedings other than ordinary routine litigation incidental to its business. It is the General Partner's belief that the outcome of these proceedings will not be material to the business or financial condition of the Partnership.

4)       Subsequent Events
         -----------------

         In August 1996, the General Partner entered into a contract to sell Atrium Place for $816,250. The property is currently in escrow and is scheduled to close on or before November 30, 1996.

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

         Distributions through September 30, 1996 represent cash flow generated from operations of the Partnership's properties and interest earned on the temporary investment of working capital net of capital improvement reserve requirements. Future cash distributions will be made principally to the extent of cash flow attributable to operations and sales of the Partnership's properties and interest earned on the investment of capital reserves, after providing for future capital requirements for the Partnership's properties.

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

         Over the past year, the General Partner has examined several alternative methods to achieve the Partnership's goal of selling properties and liquidating the Partnership at the earliest practicable time consistent with achieving reasonable value for the Limited Partners' investment. As explained in the Partnership's May 5, 1993 Information Statement, "achieving reasonable value" has meant for the Partnership to balance receiving higher sales prices per property than their 1993 values while at the same time not waiting forever to sell
         at a     theoretical "top of the market."  Alternatives under
         consideration by the General Partner may include a property-by-property liquidation or selling all the properties as a single portfolio. The General Partner has had preliminary discussions regarding disposition, in whole or in part, of the Partnership's properties with various potential purchasers of some or all of the Partnership's portfolio.

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

         Results of Operations for the Three Months Ended September 30, 1996
         -------------------------------------------------------------------
         Compared With the Three Months Ended September 30, 1995 and for the
         -------------------------------------------------------------------
         Nine Months Ended September 30, 1996 Compared With the Nine Month
         -----------------------------------------------------------------
         Ended September 30, 1995.
         -------------------------

         The increases in revenue for the three and nine months ended September 30, 1996, as compared to the corresponding periods in 1995, were attributable to several factors. At Iomega, Iomega Corporation increased its occupancy to 100% of the site's buildings effective August 1, 1995, resulting in an increase in revenue of approximately $22,000 and $80,000, respectively, for the three and nine month periods ended September 30, 1996. At Creekridge, occupancy increased to 98% as a result of the successful negotiation of new leases with California Growers Corp. in August 1995, Premier Resorts, Inc. in December 1995, Rada Advertising in April 1996 and Hilleman House and CFC Funding in September 1996. Creekridge's revenue increased approximately $49,000 and $141,000, for the three and nine months ended September 30, 1996, respectively, as compared to the same periods in 1995.

           DAMSON/BIRTCHER REALTY INCOME FUND-II, LIMITED PARTNERSHIP


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Cont'd.)

         Results of Operations for the Three Months Ended September 30, 1996
         -------------------------------------------------------------------
         Compared With the Three Months Ended September 30, 1995 and for the
         -------------------------------------------------------------------
         Nine Months Ended September 30, 1996 Compared With the Nine Month
         -----------------------------------------------------------------
         Ended September 30, 1995. (Cont'd.)
         -------------------------

         Interest income resulted from the temporary investment of Partnership working capital. For the three and nine months ended September 30, 1996 interest income was generally comparable to the same periods in 1995.

         The increase in real estate taxes for the three months ended September 30, 1996, as compared to the corresponding period in 1995, was primarily attributable to a tax refund received in 1995 for Atrium Place. The tax refund was accounted for as reduction of real estate tax expense in 1995.

         The increase in real estate taxes for the nine months ended September 30, 1996, as compared to the corresponding period in 1995, was primarily attributable to an increased tax assessment at Creekridge.

         The decreases in operating expenses for the three and nine months ended September 30, 1996, as compared to the corresponding periods in 1995, were attributable to several factors. At Creekridge, legal fees were lower ($10,000) and at Kennedy Corporate Center, cleaning costs, HVAC repairs, painting costs and utilities were lower ($12,000) as compared to 1995. In addition, on-site expenses decreased at Lakeland Business Park ($6,000).

         For the nine months ended September 30, 1996, the carrying value of the Partnership's portfolio was reduced by $150,000, which is representative of the amount spent on building improvements, tenant improvements, leasing commissions and other related assets at Lakeland Industrial Park and Kennedy Corporate Center.

         The decreases in depreciation and amortization expenses for the three and nine months ended September 30, 1996 as compared to the corresponding periods in 1995, were attributable to the adoption of Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," pursuant to which "assets held for sale" are no longer depreciated.

         The increases in equity in earnings of Cooper Village Partners for the three and nine months ended September 30, 1996, as compared to the corresponding periods in 1995, were primarily attributable to the Partnership's portion (58%) of depreciation expenses incurred during 1995, amounting to $35,000 and $106,000, respectively. As previously discussed, the Partnership no longer depreciates its assets due to the adoption of Financial Accounting Standard No. 121. In addition, during the nine months ended September 30, 1996, a lease termination settlement in the amount of $127,000 was collected from The Boston Stores which was taken into income at the end of the first quarter.

           DAMSON/BIRTCHER REALTY INCOME FUND-II, LIMITED PARTNERSHIP


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Cont'd.)

         Results of Operations for the Three Months Ended September 30, 1996
         -------------------------------------------------------------------
         Compared With the Three Months Ended September 30, 1995 and for the
         -------------------------------------------------------------------
         Nine Months Ended September 30, 1996 Compared With the Nine Month
         -----------------------------------------------------------------
         Ended September 30, 1995. (Cont'd.)
         -------------------------

         General and administrative expenses for the nine months ended September 30, 1996 and 1995 include charges of $270,000 and $310,000, respectively, from the General Partner and its affiliates for services rendered in connection with administering the affairs of the Partnership and operating the Partnership's properties. Also included in general and administrative expenses for the nine months ended September 30, 1996 and 1995 are direct charges of $211,000 and $206,000, respectively, relating to audit fees, tax preparation fees, legal and professional fees, insurance expenses, costs incurred in providing information to the Limited Partners and other miscellaneous costs.

         The decrease in general and administrative expenses for the three months ended September 30, 1996, as compared to the corresponding period in 1995, was primarily attributable to a decrease in aggregate leasing fees and other professional fees, which was partially offset by an increase in legal fees during the period.

         The decrease in general and administrative expenses for the nine months ended September 30, 1996, as compared to the corresponding period in 1995, was primarily attributable to a decrease in aggregate leasing fees.

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
         --------------------------------

         a)      Exhibits:

                 27 - Financial Data Schedule

         b)      Reports on Form 8-K:

                 None filed in quarter ended September 30, 1996.

           DAMSON/BIRTCHER REALTY INCOME FUND-II, LIMITED PARTNERSHIP


                                   SIGNATURES
                                   ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




DAMSON / BIRTCHER REALTY INCOME FUND-II,
LIMITED PARTNERSHIP


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

                                     By: BIRTCHER LIMITED,
                                         a California limited partnership,
                                         General Partner of Birtcher
                                         Investments

                                         By: BREICORP,
                                             a California corporation,
                                             formerly known as Birtcher
                                             Real Estate Inc., General
                                             Partner of Birtcher Limited

Date:    November 12, 1996                   By: /s/ Robert M. Anderson
                                                 -----------------------------
                                                 Robert M. Anderson
                                                 Executive Director
                                                 BREICORP

                                  By: LF Special Fund I, L.P.,
                                      a California limited partnership

                                      By: Liquidity Fund Asset Management,
                                          Inc.,
                                          a California corporation, General
                                          Partner of LF Special Fund I, L.P.

Date:    November 12, 1996                By: /s/ Brent R. Donaldson
                                              -----------------------------
                                              Brent R. Donaldson
                                              President
                                              Liquidity Fund Asset Management,
                                              Inc.