Form 10-K
period 1996-12-31
DAMSON BIRTCHER REALTY INCOME FUND II LTD PARTNERSHIP
filed 1997-03-31
CIK 773915

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                            -----------------------
                                   FORM 10-K

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                           OF THE SECURITIES EXCHANGE
                                  ACT OF 1934
                            -----------------------
FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996     COMMISSION FILE NUMBER 0-14633

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

<Cable>
                                                                                       Name of each exchange
Title of each class                                                                     on which registered
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

                               Yes  X      No
                                   ----       ---

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

                     DAMSON/BIRTCHER REALTY INCOME FUND-II,
                              LIMITED PARTNERSHIP

        ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 1996


                                     INDEX

                                                                                                         Page
                                                                                                         ----

PART I

          Item 1.        Business   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         3
          Item 2.        Properties   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         5
          Item 3.        Legal Proceedings  . . . . . . . . . . . . . . . . . . . . . . . . . . . .         6
          Item 4.        Submission of Matters to a Vote of
                           Security Holders   . . . . . . . . . . . . . . . . . . . . . . . . . . .         6


PART II

          Item 5.        Market for the Registrant's Limited Partnership
                           Interests and Related Security Holder Matters  . . . . . . . . . . . . .         7
          Item 6.        Selected Financial Data  . . . . . . . . . . . . . . . . . . . . . . . . .         8
          Item 7.        Management's Discussion and Analysis of Financial
                           Condition and Results of Operations  . . . . . . . . . . . . . . . . . .         8
          Item 8.        Financial Statements and Supplementary Data  . . . . . . . . . . . . . . .       F-1
          Item 9.        Changes in and Disagreements with Accountants on
                           Accounting and Financial Disclosure  . . . . . . . . . . . . . . . . . .        15


PART III

          Item 10.       Directors and Executive Officers of the Registrant   . . . . . . . . . . .        15
          Item 11.       Executive Compensation   . . . . . . . . . . . . . . . . . . . . . . . . .        15
          Item 12.       Security Ownership of Certain Beneficial Owners
                           and Management   . . . . . . . . . . . . . . . . . . . . . . . . . . . .        16
          Item 13.       Certain Relationships and Related Transactions   . . . . . . . . . . . . .        16


PART IV

          Item 14.       Exhibits, Financial Statement Schedules and
                           Reports on Form 8-K  . . . . . . . . . . . . . . . . . . . . . . . . . .        16
            ---          Signatures   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        19

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

The Partnership's objectives in operating the properties are: (i) to make regular quarterly cash distributions to the Partners, of which a portion will be tax sheltered; (ii) to achieve capital appreciation over a holding period of at least five years; and (iii) to preserve and protect the Partnership's capital. An Information Statement, dated May 5, 1993, mandated that the General Partner shall seek a vote of the Limited Partners no later than December 31, 1996, regarding prompt liquidation of the Partnership in the event that properties with appraised values as of January 1993, which constituted at least one-half of the aggregate appraised values of all Partnership properties as of that date, are not sold or under contract for sale by the end of 1996.

Given the mandate of the May 5, 1993 Information Statement, the General Partner decided to account for the Partnership's properties as assets held for sale, instead of for investment as of December 31, 1995. In accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" (see Note 2 to the Financial Statements in Item 8), the carrying value of these properties was evaluated to insure that each property is carried on the Partnership's balance sheets at the lower of cost or fair value, less selling costs. Accordingly, the General Partner compared the carrying value of each property to its appraised value as of January 1, 1996. If the carrying value of a property and certain related assets was greater than its appraised value, less selling costs, the General Partner reduced the carrying value of the property by the difference. Using this methodology, Atrium Place, Kennedy Corporate Center, Lakeland Industrial Park and Cooper Village (58% interest), had carrying values greater than they had appraised values, and therefore reduced their carrying values to $829,000, $2,625,000, $4,929,000, and $3,704,000, respectively at December 31, 1995. Since the adoption of the 1993 Solicitation, the General Partner has

                     DAMSON/BIRTCHER REALTY INCOME FUND-II,
                               LIMITED PARTNERSHIP


Item 1.         Business (Cont'd.)

considered several preliminary indications of interest from third parties to acquire some or all of the Partnership's properties. Apart from the recent sale of Atrium Place, however, these transactions never materialized, primarily because the General Partner rejected as too low the valuations of the Partnership's properties proposed by the potential purchasers.

During 1996, the Partnership made certain capital improvements to properties held for sale that resulted in a corresponding increase in the properties' valuation allowance. At December 31, 1996, the General Partner compared the carrying value of each property to its appraised value as of January 1, 1997 and determined that Ladera-II Shopping Center and Kennedy Corporate Center had carrying values greater than their respective appraised values. As a result, during the year ended December 31, 1996, the carrying values were adjusted by $185,000 and $343,000 to $2,200,000 and $2,460,000, respectively. In addition, the carrying value of Atrium Place was reduced in September 1996 by $75,000 in order to reflect its approximate selling price and the carrying value of Lakeland Industrial Park was increased by $40,000 to $5,300,000, its estimated fair value less selling costs.

The General Partner recently mailed a consent solicitation (the "Consent Solicitation") dated February 18, 1997 to the Limited Partners, pursuant to which the Limited Partners consented to dissolve the Partnership and gradually settle and close the Partnership's business and dispose of and convey the Partnership's property as soon as practicable, consistent with obtaining reasonable value for the properties.

The Partnership derives most of its revenue from rental income. Both Iomega Corporation and Delta Dental Corporation represent significant portions of such income. Rental income from Iomega Corporation totaled $1,210,000 in 1996, $1,120,000 in 1995 and $1,207,000 in 1994, or approximately 25%, 24% and 26%, respectively, of the Partnership's total rental income. Rental income from Delta Dental Corporation totaled $755,000 in 1996, $701,000 in 1995 and $694,000 in 1994, or approximately 16%, 16% and 15%, respectively, of the Partnership's total rental income.

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

                     DAMSON/BIRTCHER REALTY INCOME FUND-II,
                              LIMITED PARTNERSHIP

Item 2.  PROPERTIES

                                                                                                       NUMBER OF
                                                                                            NET         TENANT         PERCENTAGE
                                APPROXIMATE                                              RENTABLE       LEASES          OCCUPIED
                                 PURCHASE                                                 AREA IN        AS OF           AS OF
NAME/LOCATION/DATE ACQUIRED      PRICE(1)               DESCRIPTION                       SQ. FT.      12/31/96         12/31/96
------------------------------------------------------------------------------------------------------------------------------------
Lakeland Industrial Park,        5,875,000      Nine one-story office/warehouse          209,840          19              100%
  Phases I-IV                                   buildings located on 11.27 acres
Milwaukee, Wisconsin                            of land.
December 19, 1985 and
November 25, 1986

Kennedy Corporate Center,        4,599,000      Three-story office building               39,933           9               96%
  Phase I                                       located on 2.8 acres of land.
Palatine, Illinois
January 8, 1986

Iomega/Northpointe Center        7,980,000      Seven industrial/office buildings        210,165           7              100%
Roy, Utah                                       located on 16.6 acres of land.
January 31, 1986

Ladera Shopping Center,          2,889,000      A neighborhood retail shopping            35,094           5               94%
  Phase II                                      center located on 3.8 acres of land.
Albuquerque, New Mexico
February 7, 1986

Creekridge Center               11,865,000      Two three-story office buildings          81,835          14               98%
Bloomington, Minnesota                          located on 5 acres of land.
September 23, 1986

Cooper Village                   4,789,000(2)   A single-story shopping center            59,978(2)       20               79%
Mesa, Arizona                                   located on 10.88 acres of land.
December 30, 1987 and
December 30, 1988              -----------                                               -------

TOTAL                          $37,997,000                                               636,845
                               ===========                                               =======

SEE NOTES TO TABLE ON THE FOLLOWING PAGE.

                     DAMSON/BIRTCHER REALTY INCOME FUND-II,
                               LIMITED PARTNERSHIP

Item 2. PROPERTIES (Cont'd.)

NOTES TO TABLE ON THE PRECEDING PAGE

        (1) The purchase price does not include an allocable share of acquisition fees of $2,484,000 paid to the General Partner. Also, for certain properties, the purchase price has been reduced by cash received after acquisition under rental agreements for non-occupied space.

        (2) An interest in Cooper Village was acquired by the Partnership through a general partnership, Cooper Village Partners ("CV Partners") consisting of the Partnership and Real Estate Income Partners III, Limited Partnership, an affiliated limited partnership. At December 31, 1996, the Partnership had a 58% interest in CV Partners. (See Note 3 to Financial Statements in Item 8 for a further discussion of the Partnership's interest in CV Partners.) The amounts shown herein for approximate purchase price and net rentable square feet represent 58% of the respective amounts for CV Partners.

Item 3. LEGAL PROCEEDINGS

The Partnership is not a party to any pending legal proceedings, other than ordinary routine litigation incidental to its business. It is the General Partner's belief that the outcome of these proceedings will not be material to the business, financial condition, or results of operations of the Partnership.

NASD Matter. In a matter not directly involving the Partnership or its General Partner, in 1991, the National Association of Securities Dealers, Inc. (the "Association") Business Conduct Committee for the Northern District of California initiated a complaint against a broker-dealer affiliate of LF Special Fund I, L.P. (a general partner of the General Partner of the Partnership), alleging violations of the Association's Rules of Fair Practice. Specifically, the complaint alleged that the affiliate (i) bought and sold limited partnership units (but not interests in the Partnership) in the secondary market, from or to unaffiliated parties, subject to mark-ups or mark-downs in excess of the Association's guidelines and (ii) failed to disclose the amount or existence of such mark-ups and mark-downs to buyers and sellers of limited partnership units. Brent Donaldson and Richard Wollack, executive officers of LF Special Fund I, L.P., were also named as respondents in the complaint in their capacities as principals of the affiliate. The complaint was settled as of January 3, 1992 on the following terms: the Association made findings, which were neither admitted nor denied, of violations by the affiliate and Mr. Donaldson of the Association's guidelines with respect to mark-ups or mark-downs, and of the failure by the affiliate (but not Mr. Donaldson) to disclose the amount of such mark-ups or mark-downs. Both allegations were dismissed as to Mr. Wollack. The settlement further provided that the affiliate would be censured and fined $125,000 and that Mr. Donaldson would be censured and fined $7,500.

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

As of February 28, 1997, the number of holders of the Partnership's interests is as follows:

               General Partner                                   1
               Limited Partners                              6,693
                                                             -----
                                                             6,694
                                                             =====

The Partnership makes quarterly cash distributions to its partners out of distributable cash pursuant to the Partnership's Agreement of Limited Partnership. Distributable cash is generally paid 99% to the Limited Partners and 1% to the General Partner.

The Partnership has paid the following quarterly cash distributions to its Limited Partners:


CALENDAR
QUARTERS                  1997              1996           1995            1994            1993          1992
--------                 --------        ----------       --------       ---------      --------      ---------
First                    $600,000        $  463,000       $441,000        $358,000      $420,000       $416,000
Second                                      456,000        462,000         421,000       262,000        372,000
Third                                       504,000        462,000         405,000       200,000        457,000
Fourth                                    1,318,000        463,000         465,000       289,000        430,000

The Limited Partners and the General Partner are entitled to receive quarterly cash distributions, as available, in the future.

In December 1996, the Partnership made a $720,000 special distribution to its limited partners from a portion of the proceeds from the sale of Atrium Place. See Item 7, Liquidity and Capital Resources for further discussion.

                     DAMSON/BIRTCHER REALTY INCOME FUND-II,
                               LIMITED PARTNERSHIP

Item 6.         SELECTED FINANCIAL DATA

                                                                 Year Ended December 31,
                               -------------------------------------------------------------------------------------------
                                  1996               1995                1994                1993                 1992
                               ----------        ------------      ------------         ------------        --------------
 Total Revenues                $4,859,000         $4,523,000        $ 4,637,000          $ 4,181,000         $ 4,043,000
                               ==========         ===========       ===========          ===========         ============
 Net Income (Loss):

   General Partner             $   19,000         $   (6,000)       $     5,000          $     5,000         $   (34,000)
   Limited Partners            $1,897,000         $ (569,000)       $   457,000          $   541,000         $(3,343,000)
                               ----------         -----------       -----------          -----------         ------------

                               $1,916,000         $ (575,000)       $   462,000          $   546,000         $(3,377,000)
                               ==========         ===========       ===========          ===========         ============



 Total Distributions:
   General Partner             $   21,000         $   18,000        $    17,000          $    12,000         $    17,000
                               ==========         ===========       ===========          ===========         ============

   Limited Partners            $2,741,000         $1,828,000        $ 1,649,000          $ 1,171,000         $1,675,000
                               ==========         ===========       ===========          ===========         ===========


                                                               December 31,
                       ------------------------------------------------------------------------------------------
                          1996                1995                1994                1993                1992
                       -----------         -----------        -----------        ------------         ------------
 Total Assets          $28,212,000         $29,134,000        $31,496,000         $32,737,000         $33,483,000
                       ===========         ===========        ===========         ===========         ===========

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Capital Resources and Liquidity

The Partnership completed its acquisition program in December 1988 and is principally engaged in the operation of its properties. The Partnership's original objective had been to hold its properties as long-term investments. However, an Information Statement, dated May 5, 1993, mandated that the General Partner seek a vote of the Limited Partners no later than December 31, 1996, regarding prompt liquidation of the Partnership in the event that properties with appraised values as of January 1993, which constituted at least one-half of the aggregate appraised values of all Partnership properties as of that date, are not sold or under contract for sale by the end of 1996. Given the mandate of the May 5, 1993 Information Statement, at December 31, 1995, the General Partner decided to account for the Partnership's properties as assets held for sale instead of for investment. In a Consent Solicitation dated February 18, 1997, the Partnership solictied and recieved the consent of the Limited Partners to dissolve the Partnership and gradually settle and close the Partnership's business and dispose of and convey the Partnership's property as soon as practicable, consistent with obtaining reasonable value for the properties. The Partnership's properties were held for sale throughout 1996 and continue to be held for sale.

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

Regular distributions for the year ended December 31, 1996 represent net cash flow from operations of the Partnership's properties and interest earned on the temporary investment of working capital, net of capital reserve requirements. In December 1996, the Partnership made a special distribution of $720,000 representing 100% of the net proceeds from the sales of Atrium Place. Future cash distributions will be made principally to the extent of cash flow attributable to the operations and sales of the Partnership's properties, after capital reserve requirements. See Item 5 for a description of the Partnership's distribution history. The Partnership believes that the cash generated from its operations will provide the Partnership the funds necessary to meet all of its ordinary obligations.

Certain of the Partnership's properties are not fully leased. The Partnership is actively marketing the vacant space in these properties, subject to the competitive environment in each of the market areas. To the extent the Partnership is not successful in maintaining or increasing occupancy levels at these properties, the Partnership's future cash flow and distributions may be reduced.

In June 1993, the Partnership completed its solicitation of written consents from its Limited Partners. A majority in interest of the Partnership's Limited Partners approved each of the proposals contained in the Information Statement dated May 5, 1993. Those proposals have been implemented by amending the Partnership Agreement as contemplated by the Information Statement. The amendments include, among other things, the payment of asset management and leasing fees to the General Partner and the elimination of the General Partner's residual interest and deferred leasing fees that were previously subordinated to return of the Limited Partners' 9% Preferential Return. See
Item 8, Note 4 to the Financial Statements for discussion of fees paid to the General Partner for the year ended December 31, 1996.

January 1, 1997 Property Appraisals and Net Asset Value

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

January 1, 1997 Property Appraisals and Net Asset Value (Cont'd.)

event that properties with (then) current appraised values constituting at least one-half of the total (then) current appraised values of all of the Partnership's properties are not sold or under contract for sale by the end of 1996.

Given this mandate, the General Partner requested that the appraiser provide an assessment of value that reflects a shorter investment holding term. Although the General Partner does not know how long it will take to sell the Partnership's properties, it requested that the appraiser assume that the entire portfolio would be sold over four years, in connection with the January 1995 appraisals, over three years in connection with the January 1996 appraisals and over approximately two years for the January 1997 appraisals.

Using the shorter-term investment methodology that is consistent with the mandate of the 1993 amendment to the Partnership Agreement, the appraiser estimated the value of the Partnership's remaining properties at January 1, 1997 to be $29,535,000.

The foregoing appraised value of the Partnership's remaining properties indicates an estimated net asset value of the Partnership of $31,163,000 or $5,926 per $10,000 of original investor subscription. (Net asset value represents the appraised value of the Partnership's properties, cash, and other assets, less all liabilities.)

Results of Operations

Year Ended December 31, 1996

The increase in rental income for the year ended December 31, 1996, when compared to 1995, was primarily attributable to: 1) Iomega's absorption of the one remaining building thereby increasing the occupancy of that property to 100% in August of 1995 ($90,000); 2)the increased occupancy at Creekridge from 91% in 1995 to 98% in 1996 ($166,000); and 3) the increased occupancy at Lakeland Industrial Park from 96% in 1995 to 100% in 1996 ($74,000).

Interest income resulted from the temporary investment of Partnership working capital. It was generally comparable to 1995 overall.

On November 21, 1996, the Partnership sold Atrium Place, a single-story 23,970 square foot office building located on 1.74 acres of land in Arlington Heights, Illinois to an unaffiliated third party. The sales price was $825,000 ($784,000 net of closing costs and escrow fees) and the net proceeds of the sale amounted to approximately $720,000 after all prorations and credits to the buyer. In December 1995, the General Partner had adjusted the carrying value of the property in accordance with the guildlines of FAS 121, which resulted in a write-down of $167,000 and an adjusted carrying value of $829,000. In September 1996, the General Partner adjusted the carrying value by another $75,000 to $754,000 upon disposition. The resulting gain on sale, after taking into consideration all costs of disposition, amounted to $30,000 as reflected in the Statement of

                     DAMSON/BIRTCHER REALTY INCOME FUND-II,
                               LIMITED PARTNERSHIP


Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Cont'd.)

Results of Operations (Cont'd.)

Year Ended December 31, 1996 (Cont'd.)

Operations. The General Partner was not paid a commission or disposition fee as part of this transaction.

The decrease in operating expenses for the year ended December 31, 1996, as compared to 1995, was attributable to several factors. At Lakeland Industrial Park, roof repairs, property management wages, legal fees and marketing and advertising costs were reduced in 1996. At Kennedy Corporate Center, landscaping and snow removal costs incurred were lower in 1996 due to mild winter conditions. Finally, as a result of the increased occupancy level at Iomega, the tenant absorbed additional operating costs at the site as a result of its lease arrangement.

The decrease in real estate taxes for the year ended December 31, 1996, as compared to 1995, was primarily attributable to reductions in the annual tax assessments for Kennedy Corporate Center and Lakeland Industrial Park and the overall decrease in tax expenses resulting from the sale of Atrium Place in November 1996. These decreases were partially offset by an increased tax assessment for Creekridge.

The decrease in depreciation and amortization expenses for the year ended December 31, 1996, as compared to 1995, was a result of the adoption and implementation at December 31, 1995 of Statement of Financial Accounting Standards, No. 121, "Accounting for the Impairment of Long-Lived Assets to Be Disposed Of," pursuant to which "assets held for sale" are not depreciated.

General and administrative expenses for the year ended December 31, 1996 included charges of $348,000 from the General Partner and its affiliates for services rendered in connection with administering the affairs of the Partnership and operating the partnership's properties. Also included in general and administrative expenses are direct charges of $336,000 relating to audit and tax preparation fees, annual appraisal fees, legal fees, insurance, costs incurred in providing information to the Limited Partners and other miscellaneous costs.

The decrease in general and administrative expenses for the year ended December 31, 1996, when compared to 1995, was primarily attributable to the decrease in administrative expense reimbursements and leasing fees. The aforementioned decrease was partially offset by higher professional fees incurred by the Partnership.

During 1996, the Partnership made certain capital improvements to properties held for sale that resulted in a corresponding increase in the properties' valuation allowance. At December 31, 1996, the General Partner compared the carrying value of each property to its apprasised value as of January 1, 1997 and determined that Ladera-II Shopping Center and Kennedy Corporate Center had carrying values greater than their respective appraised values. As a result, during the year ended December 31, 1996 the carrying values were adjusted by $185,000 and $343,000 to $2,200,000 and $2,460,000, respectively. In addition, the carrying value of Atrium Place was reduced in September 1996 by $75,000 in order to

                     DAMSON/BIRTCHER REALTY INCOME FUND-II,
                               LIMITED PARTNERSHIP


Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Cont'd.)

Results of Operations (Cont'd.)

Year Ended December 31, 1996 (Cont'd.)

reflect its approximate selling price and the carrying value of Lakeland Industrial Park was increased by $40,000 to $5,300,000, its estimated fair value less selling costs.

The increase in equity in earnings of Cooper Village Partners for the year ended December 31, 1996, as compared to 1995, was primarily attributable to the Partnership's portion (58%) of depreciation expenses incurred during 1995 that were not incurred in 1996. As previously discussed, the Partnership no longer depreciates its assets due to the adoption of Financial Accounting Standard No.
121. In addition, during 1996, a lease termination settlement in the amount of $127,000 was collected from The Boston Stores and accordingly, was taken into income in 1996. Finally, the adjustment to the carrying value of real estate in 1996 decreased to $412,000 from $1,360,000 in 1995.

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

Interest income resulted from the temporary investment of Partnership working capital. The increase for the year ended December 31, 1995, as compared to 1994, was attributable to a higher rate-of-return on short-term investments achieved during 1995. In addition, other miscellaneous revenues increased by $11,000 in 1995.

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

Given the mandate of the May 5, 1993 Information Statement, the General Partner decided to account for the Partnership's properties as assets held for sale, instead of for investment as of December 31, 1995. Accordingly, the General Partner compared the carrying value of each property to its appraised value as of January 1, 1996. If the carrying value of a property and certain related assets was greater than its appraised value, less selling costs, the General Partner reduced the carrying value of the property by the difference. Using this methodology, the General Partner determined that Atrium Place, Kennedy Corporate Center, Lakeland Industrial Park and Cooper Village (58% interest) had carrying values greater than their appraised values, and therefore reduced their carrying values by $167,000, $500,000, $40,000, and $789,000 to $829,000,
$2,625,000, $4,929,000, and $3,704,000, respectively.

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

Year Ended December 31, 1994 (Cont'd.)

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

Provision was made for impairment loss if the General Partner determined that the carrying amount of the Partnership's investment in a real estate asset may not have been recoverable. The General Partner obtained third party appraisals on the Partnership's properties as required by the Partnership Agreement. If these appraisals indicated that certain of the Partnership's properties had market values below their then- current carrying values, the General Partner considered the appraisals and analyzed the current and anticipated market conditions of the respective properties and determined if an impairment had occurred. At December 31, 1994, after evaluation of Atrium Place, the General Partner estimated a $600,000 impairment of value as compared to its respective carrying value.

Item 8.         FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                     DAMSON/BIRTCHER REALTY INCOME FUND-II
                               LIMITED PARTNERSHIP

                   INDEX TO FINANCIAL STATEMENTS AND SCHEDULE

                                                                                                                  Page
                                                                                                                  ----
Independent Auditors' Report  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    F-2

Financial Statements:
    Balance Sheets as of December 31, 1996 and 1995   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    F-3

    Statements of Operations for the Years Ended December 31, 1996,
    1995 and 1994   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    F-4

    Statements of Changes in Partners' Capital for the Years Ended
    December 31, 1996, 1995 and 1994  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    F-5

    Statements of Cash Flows for the Years Ended December 31, 1996,
    1995 and 1994   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    F-6

    Notes to Financial Statements   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    F-7

Schedule:
    III - Real Estate and Accumulated Depreciation as of
    December 31, 1996   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   F-18

Information required by other schedules called for under Regulation S-X is either not applicable or is included in the financial statements.

                                               COOPER VILLAGE PARTNERS
                                               (A GENERAL PARTNERSHIP)

                                      INDEX TO FINANCIAL STATEMENTS AND SCHEDULE
                                      ------------------------------------------

Independent Auditors' Report  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   F-21

Financial Statements:
    Balance Sheets as of December 31, 1996 and 1995   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   F-22

    Statements of Operations for the Years Ended
    December 31, 1996, 1995 and 1994  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   F-23

    Statements of Changes in Partners' Capital for the Years
    Ended December 31, 1996, 1995 and 1994  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   F-24

    Statements of Cash Flows for the Years Ended
    December 31, 1996, 1995 and 1994  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   F-25

    Notes to Financial Statements   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   F-26

Schedule:
    III - Real Estate and Accumulated Depreciation as of
    December 31, 1996   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   F-32


Information required by other schedules called for under Regulation S-X is either not applicable or is included in the financial statements.

                     DAMSON/BIRTCHER REALTY INCOME FUND-II
                              LIMITED PARTNERSHIP

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

As discussed in note 9 to the financial statements, on March 14, 1997 a majority in interest of the limited partners approved the proposal to dissolve the Partnership and sell and liquidate all of its remaining properties.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Damson/Birtcher Realty Income Fund-II, Limited Partnership as of December 31, 1996 and 1995, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 1996, in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in note 2 to the financial statements, on December 31, 1995 Damson/Birtcher Realty Income Fund-II adopted Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of."



                                        KPMG PEAT MARWICK LLP

Orange County, California
March 25, 1997

                     DAMSON/BIRTCHER REALTY INCOME FUND-II,
                               LIMITED PARTNERSHIP

                                 BALANCE SHEETS




                                                                                   DECEMBER 31,
                                                                        -------------------------------------
                                                                            1996                    1995
                                                                        ------------            -------------
ASSETS
------

Properties held for sale (net of valuation
  allowance of $1,028,000 in 1996 and
   $707,000 in 1995)                                                    $ 22,318,000             $ 23,387,000

Investment in Cooper Village Partners                                      3,630,000                3,892,000
Cash and cash equivalents                                                  1,639,000                1,055,000
Accounts receivable                                                           30,000                   29,000
Accrued rent receivable                                                      436,000                  527,000
Prepaid expenses and other assets, net                                       159,000                  244,000
                                                                        -------------            -------------

                                                                        $ 28,212,000             $ 29,134,000
                                                                        =============            =============


LIABILITIES AND PARTNERS' CAPITAL
---------------------------------

Accounts payable and accrued liabilities                                $    636,000             $    712,000
                                                                        -------------            -------------

Partners' capital (deficit):
  Limited Partners                                                        27,746,000               28,590,000
  General Partner                                                           (170,000)                (168,000)
                                                                        -------------            -------------
                                                                          27,576,000               28,422,000

Commitments and contingencies
                                                                        -------------            -------------

                                                                        $ 28,212,000             $ 29,134,000
                                                                        =============            =============





The accompanying notes are an integral part of these Financial Statements.

                     DAMSON/BIRTCHER REALTY INCOME FUND-II,
                               LIMITED PARTNERSHIP

                            STATEMENTS OF OPERATIONS




                                                                        FOR THE YEARS ENDED DECEMBER 31,
                                                              ------------------------------------------------
                                                                 1996                1995               1994
                                                              -----------       -----------        -----------
REVENUES:
   Rental income                                               $4,760,000        $4,430,000         $4,569,000
   Interest and other income                                       69,000            93,000             68,000
   Gain on sale of property                                        30,000                 -                  -
                                                               ----------        ----------         ----------

     Total revenues                                             4,859,000         4,523,000          4,637,000
                                                               ----------        ----------         ----------


EXPENSES:
   Operating expenses                                           1,039,000         1,111,000          1,139,000
   Real estate taxes                                              682,000           722,000            705,000
   Depreciation and amortization                                   73,000         1,252,000          1,290,000
   General and administrative                                     684,000           688,000            638,000
   Adjustment to carrying value of
     real estate                                                  563,000           707,000            600,000
                                                               ----------        ----------         ----------

     Total expenses                                             3,041,000         4,480,000          4,372,000
                                                               ----------        ----------         ----------

Income before equity in earnings
  (loss) of Cooper Village Partners                             1,818,000            43,000            265,000

Equity in earnings (loss) of
  Cooper Village Partners                                          98,000          (618,000)           197,000
                                                               ----------        ----------         ----------

NET INCOME (LOSS)                                              $1,916,000        $ (575,000)        $  462,000
                                                               ==========        ==========         ==========

NET INCOME (LOSS) ALLOCABLE TO:

   General Partner                                             $   19,000        $   (6,000)        $    5,000
                                                               ==========        ==========         ==========

   Limited Partners                                            $1,897,000        $ (569,000)        $  457,000
                                                               ==========        ==========         ==========





The accompanying notes are an integral part of these Financial Statements.

                     DAMSON/BIRTCHER REALTY INCOME FUND-II,
                               LIMITED PARTNERSHIP

                   STATEMENTS OF CHANGES IN PARTNERS' CAPITAL




                                                                    FOR THE YEARS ENDED DECEMBER 31,
                                                                          1996, 1995 AND 1994
                                                           --------------------------------------------------
                                                             GENERAL            LIMITED
                                                             PARTNER            PARTNERS               TOTAL
                                                           -----------      ------------          -----------
Balance, December 31, 1993                                  $(132,000)       $32,179,000          $32,047,000

   Net income                                                   5,000            457,000              462,000
   Distributions                                              (17,000)        (1,649,000)          (1,666,000)
                                                            ----------       ------------         ------------

Balance, December 31, 1994                                   (144,000)        30,987,000           30,843,000

   Net loss                                                    (6,000)          (569,000)            (575,000)
   Distributions                                              (18,000)        (1,828,000)          (1,846,000)
                                                            ----------       ------------         ------------

Balance, December 31, 1995                                   (168,000)        28,590,000           28,422,000

   Net income                                                  19,000          1,897,000            1,916,000
   Distributions                                              (21,000)        (2,741,000)          (2,762,000)
                                                            ----------       ------------         ------------

Balance, December 31, 1996                                  $(170,000)       $27,746,000          $27,576,000
                                                            ==========       ============         ============





The accompanying notes are an integral part of these Financial Statements.

                     DAMSON/BIRTCHER REALTY INCOME FUND-II,
                               LIMITED PARTNERSHIP

                            STATEMENTS OF CASH FLOWS




                                                                     FOR THE YEARS ENDED DECEMBER 31,
                                                              ------------------------------------------------
                                                                1996                1995               1994
                                                              ----------        -----------        -----------
Cash flows from operating activities:
Net income (loss)                                             $1,916,000         $ (575,000)       $  462,000
Adjustments to reconcile net income
   to net cash provided by
   operating activities:
     Depreciation and amortization                                73,000          1,252,000         1,290,000
     Equity in (earnings) loss of Cooper
     Village Partners                                            (98,000)           618,000          (197,000)
     Adjustment to carrying value of
       real estate                                               563,000            707,000           600,000
     Gain on sale of property                                    (30,000)                 -                 -
Changes in:
   Accounts receivable                                            (1,000)             2,000            19,000
   Accrued rent receivable                                        91,000            (56,000)         (271,000)
   Prepaid expenses and other assets                              11,000            (61,000)          (29,000)
   Accounts payable and accrued
     liabilities                                                 (76,000)            59,000           (37,000)
                                                              -----------        -----------       -----------
Net cash provided by operating
   activities                                                  2,449,000          1,946,000         1,837,000
                                                              -----------        -----------       -----------

Cash flows from investing activities:
   Investments in real estate                                   (247,000)          (410,000)         (415,000)
   Proceeds from sale of property                                784,000                  -                 -
   Distributions received from
    Cooper Village Partners                                      360,000            307,000           302,000
                                                              -----------        -----------       -----------
Net cash provided by (used in)
  investing activities                                           897,000           (103,000)         (113,000)
                                                              -----------        -----------       -----------

Cash flows from financing activities:
   Distributions                                              (2,762,000)        (1,846,000)       (1,666,000)
                                                              -----------        -----------       -----------

Net increase (decrease) in cash and
   cash equivalents                                              584,000             (3,000)           58,000

Cash and cash equivalents, beginning
   of year                                                     1,055,000          1,058,000         1,000,000
                                                              -----------        -----------       -----------

Cash and cash equivalents, end of year                        $1,639,000         $1,055,000        $1,058,000
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

        The amendment modified the Partnership Agreement to eliminate the General Partner's 10% subordinated interest in distributions of Distributable Cash (net cash from operations) and to reduce its subordinated interest in such distributions from 10% to 1%. The amendment also modified the Partnership Agreement to eliminate the General Partner's 10% subordinated interest in Sale or Financing Proceeds (net cash from sale or financing of Partnership property) and to reduce its subordinated interest in such proceeds from 15% to 1%.
        In lieu thereof, the Partnership Agreement now provides for the Partnership's payment to the General Partner of an annual asset management fee equal initially to .75% of the aggregate appraised value of the Partnership's properties. At January 1, 1996 and 1995 the portfolio was appraised at an aggregate value of approximately $30,355,000 (unaudited) and $31,035,000 (unaudited), respectively, which includes the Partnership's interest in Cooper Village Partners which was appraised at $3,735,000 (unaudited) and $4,486,000 (unaudited), respectively. The factor used to calculate the annual asset management fee will be reduced by .10% each year beginning after December 31, 1996 (e.g., from .75% in 1996 to .65% in 1997).

        The amendment modified the Partnership Agreement to eliminate the subordination provisions with respect to future property disposition fees payable under that section and authorizes payment to the General Partner and its affiliates of the foregoing property disposition fees as earned. The fees will not be subordinated to the return to the Limited Partners Preferred Return and Adjusted Invested Capital or any other amount. The disposition fees will be paid to the General Partner or its affiliates in an amount equal to 50% of the competitive real estate brokerage commission that would be charged by unaffiliated third parties providing comparable services in the area in which a property is located, but in no event more than three percent of the gross sale price of the property, and is to be reduced by the amount by which any brokerage or similar commissions paid to any unaffiliated third parties in connection with the sale of the property exceed three percent of the gross sale price. This amount is not payable, unless and to the extent that the sale price of the property in

                     DAMSON/BIRTCHER REALTY INCOME FUND-II,
                               LIMITED PARTNERSHIP


NOTES TO FINANCIAL STATEMENTS (Cont'd.)

(1)     Organization and Operations (Cont'd.)

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

        The amendment modified the provisions of the Partnership Agreement regarding allocations of Partnership income, gain and other tax items between the General Partner and the Limited Partners primarily to conform to the changes in the General Partner's interest in distributions of Distributable Cash and Sale or Financing Proceeds effected by the amendment.

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

        The unpaid 9% Preferential Return to the Limited Partners aggregates approximately $26,102,000 as of December 31, 1996.

        Income or loss for financial statement purposes is allocated 99% to the Limited Partners and 1% to the General Partner.

                     DAMSON/BIRTCHER REALTY INCOME FUND-II,
                               LIMITED PARTNERSHIP

NOTES TO FINANCIAL STATEMENTS (Cont'd.)

(1)     Organization and Operations (Cont'd.)

        The amendment modified the Partnership Agreement so as to restrict the Partnership from entering into a future "Reorganization Transaction" (as defined in the amendment) sponsored by the General Partner or any of its affiliates unless such transaction is approved by a "supermajority" of at least 80% in interest of the Limited Partners and the General Partner.

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

        The General Partner recently mailed a consent solicitation (the "Consent Solicitation") dated February 18, 1997 to the Limited Partners, pursuant to which the Limited Partners consented to dissolve the Partnership and and gradually settle and close the Partnership's business and dispose of and convey the Partnership's property as soon as practicable, consistent with obtaining reasonable value for the properties.

        As of December 31, 1995 the General Partner decided to treat its properties as held for sale, instead of for investment, for financial statement purposes. Since adoption of the 1993 amendment, the General Partner has considered several preliminary indications of interest from third parties to acquire some or all of the Partnership's properties. Apart from the sale of Atrium Place, these transactions never materialized, primarily because the General Partner rejected as too low the valuations of the Partnership's remaining properties as proposed by the potential purchasers. The Partnership's properties were held for sale throughout 1996 and continue to be held for sale.

        In accordance with Statement of Financial Accounting Standards No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" (see Note 2), the carrying value of these properties was evaluated to ensure that each property is carried on the Partnership's balance sheets at the lower of cost or fair value less selling costs. The General Partner estimated fair value for this purpose based on appraisals performed as of January 1, 1997 at December 31, 1996 and as of January 1, 1996 at December 31, 1995.

        The January 1, 1997 appraisals assume that the properties will be sold within approximately two years and that the sales will take place on a property by property basis between willing buyers and willing sellers. Among the strategies the General Partner will consider to accomplish the dissolution is a sale of the Partnership's portfolio in a single transaction, or a sale of some or all of the Partnership's properties in a "package" with properties of affiliated partnerships. If the properties were sold in a "package" such sale would most likely result in a lower aggregate sales price, but more rapid distribution of dissolution proceeds to the Limited Partners, as compared to a series of individual sale transactions. Furthermore, fair value can only be determined based upon sales to third parties, and sales proceeds could differ substantially from appraised values.

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

        As noted above, as of December 31, 1995 the General Partner decided to account for the Partnership's properties as assets held for sale, assuming a 12 month holding period, instead of for investment. Accordingly, the General Partner compared the carrying value of each property to its appraised value as of January 1, 1996. If the carrying value of a property and certain related assets was greater than its appraised value, less selling costs, the General Partner reduced the carrying value of the property by the difference. Using this methodology, the General Partner determined that Atrium Place, Kennedy Corporate Center, Lakeland Industrial Park and Cooper Village (58% interest) had carrying values greater than they had appraised values, and therefore reduced their carrying values by $167,000, $500,000, $40,000, and $789,000 to $829,000, $2,625,000, $4,929,000 and
        $3,704,000, respectively.

        Utilizing the same methodology, assuming a twelve month holding period, for the year ended December 31, 1996, the General Partner determined that Ladera-II Shopping Center and Kennedy Corporate Center had carrying values greater than their respective appraised values, less selling costs. As a result, the carrying values were adjusted by $185,000 and $343,000 to $2,200,000 and $2,460,000, respectively. In addition, the carrying value of Atrium Place was reduced in September 1996 by $75,000 in order to reflect its approximate selling price and the carrying value of Lakeland Industrial Park was increased by $40,000 to $5,300,000, its estimated fair value less selling costs.

        Prior to the adoption of FAS 121, provision was made for impairment loss if the General Partner determined that the carrying amount of the Partnership's investment in a real estate asset was not recoverable. The General Partner obtained third party appraisals on the Partnership's properties as required by the Partnership Agreement. If these appraisals indicated that certain of the Partnership's properties had market values below their then-current carrying values, the General Partner considered

                     DAMSON/BIRTCHER REALTY INCOME FUND-II,
                               LIMITED PARTNERSHIP


NOTES TO FINANCIAL STATEMENTS (Cont'd.)

(2)     Summary of Significant Accounting Policies (Cont'd.)

        Carrying Value of Real Estate (Cont'd)

        the appraisals and analyzed the current and anticipated market conditions of the respective properties and determined if an impairment had occurred.

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

        Cash and Cash Equivalents

        The Partnership invests its excess cash balances in short-term investments (cash equivalents). These investments are stated at cost, which approximates market, and consist of money market, certificates of deposit and other non-equity-type cash investments. Cash equivalents at December 31, 1996 and 1995, totaled $1,442,000 and $955,000, respectively. Cash equivalents are defined as temporary non-equity investments with original maturities of three months or less, which can be readily converted into cash and are not subject to changes in market value.

        Depreciation

        Through December 31, 1995, depreciation expense was computed using the straight-line method. Rates used in the determination of depreciation were based upon the following estimated useful lives:

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

        Income Taxes (Cont'd)

        Following are the Partnership's assets and liabilities as determined in accordance with generally accepted accounting principles ("GAAP") and for federal income tax reporting purposes at December 31:

                                        1996                                        1995

                        GAAP Basis             Tax Basis            GAAP Basis             Tax Basis
                                              (Unaudited)                                 (Unaudited)
                        ------------         ------------          ------------          ------------
 Total Assets           $28,212,000           $35,864,000           $29,134,000           $37,705,000

 Total
 Liabilities            $   636,000           $   636,000           $   712,000           $   712,000

        Following are the differences between Financial Statement and tax return income:

                                                        1996                  1995                   1994
                                                     -----------           -----------            ----------
 Net income (loss) per Financial Statements           $1,916,000            $(575,000)             $ 462,000

 Adjustment to carrying value of real
 estate                                                  563,000              707,000                600,000

 Equity in loss of Cooper Village due to
 adjustment in carrying value                            239,000              789,000                      -


 Depreciation differences on investments in
 real estate                                          (1,482,000)            (304,000)              (259,000)

 Loss on sale of property in excess of book
 value                                                (1,184,000)                   -                      -

 Other                                                    70,000               94,000               (137,000)
                                                       ---------            ---------              ---------
 Taxable income per Federal tax return
 (unaudited)                                            $122,000            $ 711,000              $ 666,000
                                                       =========            =========              =========

        Significant Tenants

        Rental income from Iomega Corporation totaled $1,210,000 in 1996, $1,120,000 in 1995 and $1,207,000 in 1994, or approximately 25%, 24%
        and 26%, respectively, of the Partnership's total rental income. Rental income from Delta Dental Corporation totaled $755,000 in 1996, $701,000 in 1995, $694,000 in 1994, or approximately 16%, 16% and 15%, respectively, of the Partnership's total rental income.

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

                     DAMSON/BIRTCHER REALTY INCOME FUND-II,
                               LIMITED PARTNERSHIP

NOTES TO FINANCIAL STATEMENTS (Cont'd.)

(3)     Investment in Cooper Village Partners (Cont'd.)

        Condensed summary financial information for CV Partners is presented below.

                                                                                  DECEMBER 31,
                                                                        ------------------------------------
                                                                           1996                      1995
                                                                        -----------               ----------
         Property held for sale (net of
           valuation allowance of $1,772,000
           in 1996 and $1,360,000 in 1995)                              $ 6,011,000               $ 6,386,000
         Cash and Other Assets                                              460,000                   533,000
                                                                        -----------               -----------
           Total Assets                                                 $ 6,471,000               $ 6,919,000
                                                                        ===========               ===========

         Accounts Payable and
           Accrued Liabilities                                          $   114,000               $   111,000
         Partners' Capital                                                6,357,000                 6,808,000
                                                                        -----------                ----------

           Total Liabilities and
           Partners' Capital                                            $ 6,471,000               $ 6,919,000
                                                                        ===========               ===========



                                                                         YEAR ENDED DECEMBER 31,
                                                            ----------------------------------------------
                                                               1996              1995               1994
                                                            ----------        -----------        ---------
         Rental and Other Income                            $1,072,000         $1,046,000        $1,023,000
         Operating and Other Expenses                         (483,000)          (498,000)         (428,000)
         Adjustment to Carrying Value
           of Real Estate                                     (412,000)        (1,360,000)                -
         Depreciation and Amortization                          (8,000)          (253,000)         (256,000)
                                                            -----------        -----------       -----------

         Net Income (Loss)                                  $  169,000        $(1,065,000)       $  339,000
                                                            ===========       ============       ===========


(4)      Transactions with Affiliates

         The Partnership has no employees and, accordingly, the General Partner and its affiliates perform services on behalf of the Partnership in connection with administering the affairs of the Partnership. The General Partner and affiliates are reimbursed for their general and administrative costs actually incurred and associated with services performed on behalf of the Partnership. For the years ended December 31, 1996, 1995 and 1994, the Partnership was charged with approximately $130,000, $161,000 and $101,000, respectively, of such expenses.

                     DAMSON/BIRTCHER REALTY INCOME FUND-II,
                               LIMITED PARTNERSHIP

NOTES TO FINANCIAL STATEMENTS (Cont'd.)

(4)      Transactions with Affiliates (Cont'd.)

         An affiliate of the General Partner provides property management services with respect to the Partnership's properties and receives a fee for such services not to exceed 6% of the gross receipts from the properties under management, provided that leasing services are performed, otherwise not to exceed 3%. Such fees amounted to approximately $168,000 in 1996, $158,000 in 1995, and $159,000 in
         1994. The General Partner was also paid a leasing fee for services rendered in connection with leasing space in a partnership property after the expiration or termination of any lease of such space including renewal options. Such fees amounted to $19,000, $55,000, and $40,000 for the years ended December 31, 1996, 1995, and 1994, respectively. Those fees have been recorded in general and administrative expenses in the accompanying statements of operations for the years ended December 31, 1996, 1995, and 1994. As reimbursement of costs for on-site property management personnel and other related costs, an affiliate of the General Partner received $108,000 in 1996, $122,000 in 1995 and $119,000 in 1994. In addition to the aforementioned, the General Partner was also paid $54,000, $51,000 and $52,000 related to the Partnership's portion (58%) of property management fees, leasing fees, reimbursement of on-site property management personnel and other reimbursable expenses for CV Partners for the year ended December 31, 1996, 1995 and 1994, respectively.

         The amended Partnership Agreement provides for the Partnership's payment to the General Partner of an annual asset management fee equal to .75% of the aggregate appraised value of the Partnership's properties as determined by independent appraisal undertaken in January of each year. Such fees for the year ended December 31, 1996, 1995 and 1994, amounted to $199,000, $199,000 and $231,000, respectively. In addition to the aforementioned, the General Partner was also paid $28,000, $34,000 and $31,000, related to the Partnership's portion (58%) of asset management fees for Cooper Village Partners for the years ended December 31, 1996, 1995 and 1994, respectively.

(5)      Gain on Disposition of Assets

         On November 21, 1996, the Partnership sold Atrium Place, a single-story 23,970 square foot office building located on 1.74 acres of land in Arlington Heights, Illinois to an unaffiliated third party. The sales price was $825,000 ($784,000 net of closing costs and escrow fees) and the net proceeds of the sale amounted to approximately $720,000 after all prorations and credits to the buyer. In December 1995, the General Partner had adjusted the carrying value of the property in accordance with the guildlines of FAS 121, which resulted in a write-down of $167,000 and an adjusted carrying value of $829,000. In September 1996, the General Partner adjusted the carrying value by another $75,000 to $754,000 upon disposition. The resulting gain on sale, after taking into consideration all costs of disposition, amounted to $30,000 as reflected in the Statement of Operations. The General Partner was not paid a commission or disposition fee as part of this transaction.

                     DAMSON/BIRTCHER REALTY INCOME FUND-II,
                               LIMITED PARTNERSHIP

NOTES TO FINANCIAL STATEMENTS (Cont'd.)

(6)      Commitments and Contingencies

         Litigation

         The Partnership is not a party to any pending legal proceedings other than ordinary routine litigation incidental to its business. It is the General Partner's belief, that the outcome of these proceedings will not be material to the business, financial condition, or results of operations of the Partnership. See note 9 for subsequent events.

         Future Minimum Annual Rentals

         The Partnership has determined that all leases which had been executed as of December 31, 1996, are properly classified as operating leases for financial reporting purposes. Future minimum annual rental income to be received under such leases as of December 31, 1996, is as follows:

             Year Ending December 31,
             ------------------------
                       1997                              $3,574,000
                       1998                               2,837,000
                       1999                               1,832,000
                       2000                                 833,000
                       2001                                  95,000
                    Thereafter                                   -
                                                         ----------

                                                         $9,171,000
                                                         ==========

        Certain of these leases also provide for, among other things: tenant reimbursements to the Partnership of certain operating expenses; payments of additional rents in amounts equal to a set percentage of the tenant's annual revenue in excess of specified levels; and escalations in annual rents based upon the Consumer Price Index.

(7)     Accounts Payable and Accrued Liabilities

        Accounts payable and accrued liabilities consist of the following:

                                                               DECEMBER 31,
                                                          -------------------------
                                                            1996             1995
                                                          --------        ---------
        Real estate taxes                                 $352,000        $455,000
        Security deposits                                  161,000         139,000
        Accounts payable and other                         123,000         118,000
                                                          --------        --------

                                                          $636,000        $712,000
                                                          ========        ========


                     DAMSON/BIRTCHER REALTY INCOME FUND-II,
                               LIMITED PARTNERSHIP

NOTES TO FINANCIAL STATEMENTS (Cont'd.)

(8)     Allowance for Doubtful Accounts

                                                                 YEAR ENDED DECEMBER 31,
                                                              ---------------------------
                                                                1996              1995              1994
                                                              ---------         ---------
         Balance at beginning of year                         $      -          $ 23,000         $ 23,000
         Additions                                                   -                 -           27,000
         Writeoffs                                                   -           (23,000)         (27,000)
                                                              ---------         ---------        ---------

         Balance at end of year                               $      -          $      -         $ 23,000
                                                              =========         =========        =========

(9)      Subsequent Events

         On February 28, 1997, the Partnership made an aggregate cash distribution of $600,000 to its Limited Partners.

         On March 14, 1997, a majority in interest of the Limited Partners approved the proposal to dissolve the Partnership and sell and liquidate all of its remaining properties pursuant to the Consent Solicitation dated February 18, 1997.

         On March 25, 1997, a limited partner named Bigelow/Diversified Secondary Partnership Fund 1990 filed a purported class action lawsuit in the Court of Common Pleas of Philadelphia County against Damson/Birtcher Partners, Birtcher Investors, Birtcher/Liquidity Properties, Birtcher Investments, L.F. Special Fund II, L.P., L.F. Special Fund I, L.P., Arthur Birtcher, Ronald Birtcher, Robert Anderson, Richard G. Wollack and Brent R. Donaldson alleging breach of fiduciary duty and breach of contract and seeking to enjoin the Consent Solicitation.

                     DAMSON/BIRTCHER REALTY INCOME FUND-II,
                              LIMITED PARTNERSHIP

                                  SCHEDULE III
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                            AS OF DECEMBER 31, 1996
                             (AMOUNTS IN THOUSANDS)



         COL. A                            COL. C                    COL. D                           COL. E
         ------                            ------                    ------                           ------

                                                                COSTS CAPITALIZED
                                        INITIAL COST               SUBSEQUENT                   GROSS AMOUNT AT WHICH
                                     TO PARTNERSHIP (C)         TO THE ACQUISITION          CARRIED AT CLOSE OF PERIOD (B)
                                     ------------------     --------------------------   ------------------------------------

                                             BUILDINGS AND                  CARRYING              BUILDINGS AND
DESCRIPTION (A)                      LAND    IMPROVEMENTS   IMPROVEMENTS    COSTS (B)     LAND    IMPROVEMENTS     TOTAL (D)
------------------------------------------------------------------------------------------------------------------------------
Lakeland Industrial Park
Milwaukee, WI                           270        5,973         1,279            (41)       268        7,213          7,481

Kennedy Corporate Center
Palatine, IL                            641        4,252           779         (1,367)       574        3,731          4,305

Iomega/Northpointe
  Business Center
Roy, UT                                 672        7,834           491              -        672        8,325          8,997

Ladera Shopping Center,
  Phase II
Albuquerque, NM                         829        2,241            89           (207)       821        2,131          2,952

Creekridge Center
Bloomington, MN                       1,312       11,304           411         (3,376)       966        8,685          9,651
                                     ------      -------        ------        --------    ------      -------        -------

TOTAL                                $3,724      $31,604        $3,049        $(4,991)    $3,301      $30,085        $33,386
                                     ======      =======        ======        ========    ======      =======        =======



                                    COL. F           COL. H            COL. I
                                    ------           ------            ------

                                  ACCUMULATED
                                  DEPRECIATION        DATE           DEPRECIABLE
DESCRIPTION(A)                        (D)           ACQUIRED           LIFE (E)
--------------------------------------------------------------------------------
Lakeland Industrial Park
Milwaukee, WI                       2,437           12/19/85           30 years
                                                      and
                                                    11/25/86
Kennedy Corporate Center
Palatine, IL                        1,928           01/08/86           30 years

Iomega/Northpointe
  Business Center
Roy, UT                             2,684           01/31/86           30 years

Ladera Shopping Center,
  Phase II
Albuquerque, NM                       753           02/07/86           30 years

Creekridge Center
Bloomington, MN                     3,266           09/23/86           30 years
                                  -------

TOTAL                             $11,068
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

(b) During the year ended December 31, 1996, the General Partner determined that Ladera-II Shopping Center and Kennedy Corporate Center had carrying values greater than their respective appraised values, less selling costs, and therefore provided an aggregate valuation allowance of $528,000 against property held for sale. In addition, the carrying value of Lakeland Industrial Park was increased by $40,000 to $5,300,000, its estimated fair value less selling costs.

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

        The aggregate cost of land, buildings and improvements for Federal income tax purposes (unaudited) was $41,531,000 as of December 31, 1996. The differences between the aggregate cost of land, buildings and improvements for tax reporting purposes as compared to financial reporting purposes are primarily attributable to: 1) amounts received under rental agreements for non-occupied space, which were recorded as income for tax reporting purposes but were recorded as a reduction of the corresponding property basis for financial reporting purposes, and;
        2) the adjustments to the carrying value of real estate for financial statement purposes have no effect for tax reporting purposes.

(c) The initial cost to the Partnership includes acquisition fees paid to the General Partner.

(d)

                        RECONCILIATION OF REAL ESTATE

                                                                          DECEMBER 31,
                                                     -----------------------------------------------------
                                                        1996                  1995                1994
                                                     -----------          -----------          -----------
Balance at beginning of year                         $35,518,000          $35,815,000          $36,000,000
  Additions during the year:
    Improvements                                         247,000              410,000              415,000
  Reductions during the year:
    Sale of real estate                               (1,816,000)
    Adjustment to the carrying
    value of real estate                                (563,000)            (707,000)            (600,000)
                                                     ------------         ------------         ------------

Balance at end of year                               $33,386,000          $35,518,000          $35,815,000
                                                     ============         ============         ============


                     DAMSON/BIRTCHER REALTY INCOME FUND-II,
                               LIMITED PARTNERSHIP

NOTES TO SCHEDULE III (Cont'd.)

                   RECONCILIATION OF ACCUMULATED DEPRECIATION



                                                                           DECEMBER 31,
                                                        --------------------------------------------------
                                                           1996                1995                1994
                                                        -----------         -----------       ------------
Balance at beginning of year                            $12,131,000         $10,954,000        $ 9,742,000
Accumulated depreciation
 on real estate sold                                     (1,063,000)                  -                  -
Depreciation expense                                              -           1,177,000          1,212,000
                                                        ------------        -----------        -----------

Balance at end of year                                  $11,068,000         $12,131,000        $10,954,000
                                                        ============        ===========        ===========


(e) Through December 31, 1995, depreciation expense was computed based upon the following estimated useful lives:

                                                                  Years
                                                                ---------
                         Buildings                                 30
                         Building improvements                   3 to 30


        Due to the adoption of FAS 121 on December 31, 1995, properties held for sale were not depreciated in 1996.

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

As discussed in note 7 to the financial statements, in March 1997 a majority in interest of the limited partners of the general partners approved the proposal to dissolve the general partners and sell and liquidate all of their remaining properties.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cooper Village Partners as of December 31, 1996 and 1995, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 1996, in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in note 2 to the financial statements, on December 31, 1995 Cooper Village Partners adopted Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of."




                                        KPMG PEAT MARWICK LLP

Orange County, California
March 25, 1997

                            COOPER VILLAGE PARTNERS
                            (A GENERAL PARTNERSHIP)

                                 BALANCE SHEETS




                                                                                     DECEMBER 31,
                                                                        -------------------------------------
                                                                            1996                     1995
                                                                        -------------             -----------
ASSETS
------

Property held for sale (net of valuation
  allowance of $1,772,000 in 1996 and
 $1,360,000 in 1995)                                                     $ 6,011,000              $ 6,386,000

Cash and cash equivalents                                                    355,000                  408,000
Accounts receivable                                                           40,000                   45,000
Accrued rent receivable                                                       47,000                   57,000
Prepaid expenses and other assets, net                                        18,000                   23,000
                                                                         ------------             ------------

                                                                         $ 6,471,000              $ 6,919,000
                                                                         ============             ============
LIABILITIES AND PARTNERS' CAPITAL
---------------------------------

Accounts payable and accrued liabilities                                 $   114,000              $   111,000
                                                                         ------------             ------------


Partners' capital                                                          6,357,000                6,808,000

Commitments and contingencies
                                                                         ------------             ------------

                                                                         $ 6,471,000              $ 6,919,000
                                                                         ============             ============





The accompanying notes are an integral part of these Financial Statements.

                            COOPER VILLAGE PARTNERS
                            (A GENERAL PARTNERSHIP)


                            STATEMENTS OF OPERATIONS




                                                                  FOR THE YEARS ENDED DECEMBER 31,
                                                          ----------------------------------------------------
                                                             1996                 1995                 1994
                                                          ----------          -----------          -----------
REVENUES:
   Rental income                                          $1,051,000           $1,025,000           $1,010,000
   Interest and other income                                  21,000               21,000               13,000
                                                          ----------           -----------          ----------

     Total revenues                                        1,072,000            1,046,000            1,023,000
                                                          ----------           -----------          ----------


EXPENSES:
   Operating expenses                                        277,000              296,000              284,000
   Real estate taxes                                         148,000              136,000               85,000
   Depreciation and amortization                               8,000              253,000              256,000
   Adjustment to carrying value of
     real estate                                             412,000            1,360,000                    -
   General and administrative                                 58,000               66,000               59,000
                                                          ----------           -----------          ----------

     Total expenses                                          903,000            2,111,000              684,000
                                                          ----------           -----------          ----------

NET INCOME (LOSS)                                         $  169,000          $(1,065,000)          $  339,000
                                                          ==========          ============          ==========





The accompanying notes are an integral part of these Financial Statements.

                            COOPER VILLAGE PARTNERS
                            (A GENERAL PARTNERSHIP)


                   STATEMENTS OF CHANGES IN PARTNERS' CAPITAL




                                                                  FOR THE YEARS ENDED DECEMBER 31,
                                                                        1996, 1995 AND 1994
                                                   -----------------------------------------------------------
                                                       GENERAL                   GENERAL
                                                       PARTNER                  PARTNER                TOTAL
                                                   DAMSON/BIRTCHER            REAL ESTATE
                                                    REALTY INCOME                INCOME
                                                        FUND II                PARTNERS III
                                                   ---------------           --------------        -----------
Balance, December 31, 1993                           $4,922,000              $3,663,000            $ 8,585,000

  Net income                                            197,000                 142,000                339,000
  Distributions                                        (302,000)               (219,000)              (521,000)
                                                     -----------             -----------           ------------


Balance, December 31, 1994                            4,817,000               3,586,000              8,403,000

   Net loss                                            (618,000)               (447,000)            (1,065,000)
   Distributions                                       (307,000)               (223,000)              (530,000)
                                                     -----------             -----------           ------------


Balance, December 31, 1995                            3,892,000               2,916,000              6,808,000

   Net income                                            98,000                  71,000                169,000
   Distributions                                       (360,000)               (260,000)              (620,000)
                                                     -----------             -----------           ------------

Balance, December 31, 1996                           $3,630,000              $2,727,000            $ 6,357,000
                                                     ===========             ===========           ============





The accompanying notes are an integral part of these Financial Statements.

                            COOPER VILLAGE PARTNERS
                            (A GENERAL PARTNERSHIP)


                            STATEMENTS OF CASH FLOWS




                                                                     FOR THE YEARS ENDED DECEMBER 31,
                                                             ------------------------------------------------
                                                               1996               1995                1994
                                                             ---------        -----------         -----------
Cash flows from operating activities:
Net income (loss)                                            $ 169,000        $(1,065,000)        $   339,000
Adjustments to reconcile net income
   (loss) to net cash provided by
   operating activities:
     Depreciation and amortization                               8,000            253,000             256,000
    Adjustment to carrying value of
       real estate                                             412,000          1,360,000                   -

Changes in:
   Accounts receivable                                           5,000             (8,000)              2,000
   Accrued rent receivable                                      10,000              4,000                   -
   Prepaid expenses and other assets                            (3,000)           (10,000)             (1,000)
   Accounts payable and accrued
     liabilities                                                 3,000             26,000               6,000
                                                             ----------        -----------         -----------
Net cash provided by operating
   activities                                                  604,000            560,000             602,000

Cash flows from investing activities:
   Investments in real estate                                  (37,000)           (22,000)            (70,000)

Cash flows from financing activities:
   Distributions                                              (620,000)          (530,000)           (521,000)
                                                             ----------        -----------         -----------

Net increase (decrease) in cash and
   cash equivalents                                            (53,000)             8,000              11,000

Cash and cash equivalents,
  beginning of year                                            408,000            400,000             389,000
                                                             ----------        -----------         -----------

Cash and cash equivalents,
  end of year                                                $ 355,000         $  408,000          $  400,000
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

        The General Partner of Funds II and III recently mailed a consent solicitation (the "Consent Solicitation") dated February 18, 1997 to the Limited Partners, pursuant to which the Limited Partners consented to dissolve those partnerships and gradually settle and close their respective businesses and dispose of and convey their respective properties as soon as practicable, consistent with obtaining reasonable value for the properties.

        As of December 31, 1995 the General Partners decided to treat their properties, as well as the Partnership's property, as held for sale, instead of for investment, for financial statement purposes. Since 1993, the General Partners have considered several preliminary indications of interest from third parties to acquire the Partnership's property. The Partnership's sole property was held for sale throughout 1996 and it is currently held for sale.

        In accordance with Statement of Financial Accounting Standards No. 121 "Accounting for Impairment of Long-Lived Assets to Be Disposed Of" (see
        Note 2), the carrying value of the Partnership's property was evaluated to ensure it is carried on the Partnership's balance sheets at the lower of cost or fair value less selling costs. The General Partners' estimated fair value for this purpose was based on an appraisal performed as of January 1, 1997 at December 31, 1996 and as of January 1, 1996 at December 31, 1995.

        The January 1, 1997 appraisal assumes that the property will be sold within two years and that the sale will take place on an individual property basis between a willing buyer and a willing seller. Among the strategies the General Partners will consider to accomplish the dissolution is a sale of the Partnership's property in a single transaction, or the sale of the Partnership's property in a "package" with properties of affiliated partnerships. If the property was sold in a "package", such sale would most likely result in a lower sale price, but more rapid distribution of dissolution proceeds to the General Partners, as compared to an individual property sale transaction. Furthermore, fair value can only be determined based upon sales to third parties, and sales proceeds could differ substantially from appraised values.

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

        As noted above, as of December 31, 1995 the General Partners decided to account for the Partnership's property as an asset held for sale, assuming a 12 month holding period, instead of for investment. Accordingly, the General Partners compared the carrying value of the property to its appraised value as of January 1, 1996. The carrying value of the property and certain related assets was greater than it's appraised value, less selling costs, and the General Partner reduced the carrying value of the property by the difference of $1,360,000. At December 31, 1996, after comparing the carrying value to the January 1, 1997 appraised value, the property's carry value was adjusted by an additional $412,000.

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

        Cash and Cash Equivalents

        The Partnership invests its excess cash balances in short-term investments ("cash equivalents"). These investments are stated at cost, which approximates market, and consist of money market accounts, certificates of deposit and other nonequity-type cash investments. Cash equivalents at December 31, 1996 and 1995, totaled $301,000 and $407,000, respectively. Cash equivalents are defined as temporary non-equity investments with original maturities of three months or less, which can be readily converted into cash and are not subject to changes in market value.

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

        Following are the Partnership's assets and liabilities as determined in accordance with generally accepted accounting principles ("GAAP") and for federal income tax reporting purposes at December 31:

                                         1996                                        1995

                        GAAP Basis             Tax Basis            GAAP Basis             Tax Basis
                                              (Unaudited)                                 (Unaudited)
                        -----------           -----------           -----------           -----------
 Total Assets           $ 6,471,000           $ 6,883,000           $ 6,919,000           $ 8,279,000
 Total Liabilities      $   114,000           $   114,000           $   111,000           $   111,000




                            COOPER VILLAGE PARTNERS
                            (A GENERAL PARTNERSHIP)

NOTES TO FINANCIAL STATEMENTS (Cont'd.)

(2)     Summary of Significant Accounting Policies (Cont'd.)

        Income Taxes (Cont'd.)

        Following are the differences between Financial Statement and tax return income:

                                                          1996                 1995                   1994
                                                       ---------            -----------            ---------
 Net income (loss) per Financial Statements            $ 169,000            $(1,065,000)           $ 339,000

 Depreciation differences on investments in
 real estate                                            (219,000)                25,000               26,000

 Adjustment to carrying value of real
 estate                                                  412,000              1,360,000                   -

 Other                                                    10,000                  4,000              (13,000)
                                                       ---------            -----------            ---------
 Taxable income per Federal tax return
 (unaudited)                                           $ 372,000            $   324,000            $ 352,000
                                                       =========            ===========            =========

(3)     Transactions with Affiliates

        The Partnership has no employees and, accordingly, Birtcher Properties, an affiliate of the General Partner of Fund II and Fund III and its affiliates perform services on behalf of the Partnership in connection with administering the affairs of the Partnership. Birtcher Properties and affiliates are reimbursed for their general and administrative costs actually incurred and associated with services performed on behalf of the Partnership. For the years ended December 31, 1996, 1995 and 1994, the Partnership was charged with approximately $1,000, $0 and $0, respectively, of such expenses.

        An affiliate of the General Partner of Fund II and Fund III provides property management services with respect to the Partnership's property and receives a fee for such services not to exceed 6% of the gross receipts from the property under management provided that leasing services were performed, otherwise not to exceed 3%. Such fees amounted to approximately $54,000 in 1996, $52,000 in 1995 and $52,000 in 1994. In addition, as reimbursement of costs for on-site property management personnel and other related costs, an affiliate of the General Partner received $35,000 in 1996, $33,000 in 1995 and $32,000 in 1994, as reimbursement of costs for on-site property management personnel and other reimbursable costs.

        The amended Partnership Agreements for Fund II and Fund III provide for payments to Birtcher Properties or its affiliates of an annual asset management fee equal to .75% of the aggregate appraised value of Cooper Village as determined by independent appraisal undertaken in January of each year. Such fees for the years ended December 31, 1996, 1995 and 1994, amounted to $48,000, $58,000 and $53,000, respectively. In addition, the amended Partnership Agreements for Fund II and Fund III provide for payment to the General Partner or its affiliates of a leasing fee for services rendered in connection with leasing space in the Partnership property after the expiration or termination of any lease of such space including renewal options. Fees for leasing services for the years ended December 31, 1996, 1995 and 1994, amounted to $3,000, $2,000 and $5,000, respectively.

                            COOPER VILLAGE PARTNERS
                            (A GENERAL PARTNERSHIP)

NOTES TO FINANCIAL STATEMENTS (Cont'd.)

(4)     Commitments and Contingencies

        Litigation

        The Partnership is not a party to any material pending legal proceedings other than ordinary routine litigation incidental to its business. It is the General Partners' belief, that the outcome of these proceedings will not be material to the business, financial condition, or results of operations of the Partnership. See note 7 for subsequent events.

        Future Minimum Annual Rentals

        The Partnership has determined that all leases which had been executed as of December 31, 1996, are properly classified as operating leases for financial reporting purposes. Future minimum annual rental income to be received under such leases as of December 31, 1996, are as follows:


                    Year Ending December 31,
                    ------------------------
                             1997                                     $  579,000
                             1998                                        513,000
                             1999                                        440,000
                             2000                                        379,000
                             2001                                        322,000
                             Thereafter                                1,562,000
                                                                      ----------
                                                                      $3,795,000
                                                                      ==========

        Certain of these leases also provide for, among other things: tenant reimbursements to the Partnership of certain operating expenses; payments of additional rents in amounts equal to a set percentage of the tenant's annual revenue in excess of specified levels; and escalations in annual rents based upon the Consumer Price Index.

(5)     Accounts Payable and Accrued Liabilities

        Accounts payable and accrued liabilities consist of the following:

                                                                 DECEMBER 31,
                                                          ---------------------------
                                                            1996               1995
                                                          --------           --------
        Real estate taxes                                 $ 74,000           $ 68,000
        Accounts payable and other                           5,000              8,000
        Security deposits                                   35,000             35,000
                                                          --------           --------

                                                          $114,000           $111,000
                                                          ========           ========



                            COOPER VILLAGE PARTNERS
                            (A GENERAL PARTNERSHIP)

NOTES TO FINANCIAL STATEMENTS (Cont'd.)

(6)     Allowance for Doubtful Accounts


                                                            1996               1995               1994
                                                         ---------         ----------          ---------
        Balance at beginning of year                     $       -          $      -           $ 13,000
        Additions charged to expense                             -                 -                  -
        Write-offs                                               -                 -            (13,000)
                                                         ---------          ---------          ---------

        Balance at end of year                           $       -          $      -           $      -
                                                         =========          =========          =========


(7)     Subsequent Events

        On February 28, 1997, the Partnership made an aggregate cash distribution of $120,000 to its General Partners.

        In March 1997, a majority in interest of the Limited Partners of the General Partners approved a proposal to dissolve the General Partners and sell and liquidate all of their remaining properties pursuant to the Consent Solicitation dated February 18, 1997.

        On March 25, 1997, a limited partner of the General Partners named Bigelow/Diversified Secondary Partnership Fund 1990 filed a purported class action lawsuit in the Court of Common Pleas of Philadelphia County against Damson/Birtcher Partners, Birtcher Investors, Birtcher/Liquidity Properties, Birtcher Investments, L.F. Special Fund II, L.P., L.F. Special Fund I, L.P., Arthur Birtcher, Ronald Birtcher, Robert Anderson, Richard G. Wollack and Brent R. Donaldson alleging breach of fiduciary duty and breach of contract and seeking to enjoin the Consent Solicitation.

                            COOPER VILLAGE PARTNERS
                              (A GENERAL PARTNERSHIP)

                                  SCHEDULE III
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                            AS OF DECEMBER 31, 1996
                             (AMOUNTS IN THOUSANDS)



            COL. A                        COL. C                  COL. D                              COL. E
            ------                        ------                  ------                              ------

                                                             COSTS CAPITALIZED
                                       INITIAL COST              SUBSEQUENT                    GROSS AMOUNT AT WHICH
                                    TO PARTNERSHIP (C)       TO THE ACQUISITION            CARRIED AT CLOSE OF PERIOD (B)
                                  ---------------------   --------------------------    ------------------------------------
                                           BUILDINGS AND                   CARRYING               BUILDINGS AND
DESCRIPTION (A)                     LAND    IMPROVEMENTS  IMPROVEMENTS     COSTS (B)    LAND      IMPROVEMENTS        TOTAL
----------------------------------------------------------------------------------------------------------------------------

Cooper Village Shopping Center    $ 2,756      $ 6,430        $  752       $ (2,149)     $ 2,748      $ 5,041        $ 7,789

                                  -------      -------        ------       --------      -------      -------        -------

TOTAL                             $ 2,756      $ 6,430        $  752       $ (2,149)     $ 2,748      $ 5,041        $ 7,789
                                  =======      =======        ======       ========      =======      =======        =======


                                    COL. F          COL. H           COL. I
                                    ------          ------           ------

                                  ACCUMULATED        DATE          DEPRECIABLE
                                  DEPRECIATION     ACQUIRED          LIFE (D)
------------------------------------------------------------------------------
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

(b) At December 31, 1995, the General Partner determined that the Partnership's property had a carrying value greater than its appraised value less selling cost, and therefore provided a valuation allowance of 1,360,000 against property held for sale.

        At December 31, 1996, the General Partner determined that the Partnership's property had a carrying value greater than its appraised value less selling cost, and therefore provided an additional valuation allowance of $412,000 against property held for sale.

        The aggregate cost of land, buildings and improvements for Federal income tax purposes (unaudited) was $9,781,000 as of December 31, 1996. The differences between the aggregate cost of land, buildings and improvements for tax reporting purposes as compared to costs for financial reporting purposes are primarily attributable to: 1) amounts received under rental agreements for non-occupied space, which were recorded as income for tax reporting purposes but were recorded as a reduction of the corresponding property basis for financial reporting purposes, and; 2) the adjustments to the carrying value of real estate for financial statement purposes no effect for tax reporting purposes.

(c) The initial cost to the Partnership includes acquisition fees paid to Birtcher Investments and Equity Properties Inc.

(d) Through December 31, 1995, depreciation was computed based upon the following estimated useful lives:


                                                              Years
                                                              ------
                 Buildings                                      30

                 Building Improvements                         3 to 30


         Due to the adoption of FAS 121 on December 31, 1995, the property held for sale was not depreciated in 1996.

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

                 Ronald E. Birtcher, Co-Chairman of the Board
                 Arthur B. Birtcher, Co-Chairman of the Board
                 Robert M. Anderson, Executive Director


Item 11.         EXECUTIVE COMPENSATION

The following table sets forth the fees, compensation and other expense reimbursements paid to the General Partner and its affiliates in all capacities for each year in the three-year period ended December 31, 1996.

                     DAMSON/BIRTCHER REALTY INCOME FUND-II,
                                LIMITED PARTNERSHIP

Item 11.         EXECUTIVE COMPENSATION (Cont'd.)



                                                                         YEAR ENDED DECEMBER 31,
                                                          ------------------------------------------------
                                                            1996                  1995              1994
                                                          --------             --------          ---------
General Partner's 1% share of
  distributable cash                                      $ 21,000             $ 18,000           $ 17,000
Asset management fees                                      199,000              199,000            231,000
Property management fees                                   168,000              158,000            159,000
Property management expense
  reimbursements                                           108,000              122,000            119,000
Other expense reimbursements                               130,000              161,000            101,000
Leasing fee                                                 19,000               55,000             40,000
                                                          --------             --------           --------

TOTAL                                                     $645,000             $713,000           $667,000
                                                          ========             ========           ========



Item 12.         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

As of January 31, 1997, there was no entity or individual holding more than 5% of the limited partnership interests of the Registrant.


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

               10.     Material Contracts (Cont'd.)

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

                       (27)        Financial Data Schedule


b)      Reports on Form 8-K:

        Report filed on November 21, 1996 regarding the sale of Atrium Place. See Item 8, Note 5 to the Financial Statements, herein incorporated by reference.

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

                                                          By:     BIRTCHER LIMITED,
                                                                  a California limited partnership,
                                                                  General Partner of Birtcher
                                                                  Investments

                                                                  By:     BREICORP,
                                                                          a California corporation,
                                                                          formerly known as Birtcher
                                                                          Real Estate Inc., General
                                                                          Partner of Birtcher Limited

Date:     March 30, 1997                                                  By:     /s/Robert M. Anderson
                                                                                  ----------------------
                                                                                  Robert M. Anderson
                                                                                  Executive Director
                                                                                  BREICORP

                                          By:     LF Special Fund I, L.P.,
                                                  a California limited partnership

                                                  By:     Liquidity Fund Asset Management, Inc.,
                                                          a California corporation, General Partner of LF Special Fund I, L.P.

Date:     March 30, 1997                               By: /s/ Brent R. Donaldson
                                                           -----------------------------
                                                             Brent R. Donaldson
                                                             President
                                                             Liquidity Fund Asset Management, Inc.

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

      Signature                                  Capacity                                 Date
      ---------                                  --------                                 ----
/s/ Arthur B. Birtcher                    Co-Chairman of the Board -                 March 30, 1997
----------------------                    BREICORP
Arthur B. Birtcher

/s/ Ronald E. Birtcher                    Co-Chairman of the Board -                 March 30, 1997
----------------------                    BREICORP
Ronald E. Birtcher

/s/ Richard G. Wollack                    Chairman of Liquidity Fund                 March 30, 1997
----------------------                    Asset Management, Inc.
Richard G. Wollack



