Form 10-Q
period 1997-03-31
DAMSON BIRTCHER REALTY INCOME FUND II LTD PARTNERSHIP
filed 1997-05-12
CIK 773915

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended    March 31, 1997
                     --------------

Commission file number    0-14633
                          -------


           DAMSON/BIRTCHER REALTY INCOME FUND-II, LIMITED PARTNERSHIP
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)



                      Delaware                          13-3294820
--------------------------------------------------------------------------------
            (State or other jurisdiction of            (I.R.S. Employer
             incorporation or organization)           Identification No.)



 27611 La Paz Road, P.O. Box A-1, Laguna Niguel, California    92677-0100
--------------------------------------------------------------------------------
          (Address of principal executive offices)             (Zip Code)



                                 (714) 643-7700
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)


                                      N/A
--------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)


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

                         QUARTERLY REPORT ON FORM 10-Q

                   FOR THE THREE MONTHS ENDED MARCH 31, 1997

                                     INDEX


                                                                           Page
                                                                           ----
PART I.          FINANCIAL INFORMATION

Item 1.          Financial Statements

                 Statement of Net Assets in Liquidation -
                 March 31, 1997 (Unaudited) . . . . . . . . . . . . . . .    3

                 Balance Sheet -
                 December 31, 1996  . . . . . . . . . . . . . . . . . . .    4

                 Statements of Operations (Unaudited) -
                 Three Months Ended March 31, 1997 and 1996 . . . . . . .    5

                 Statements of Cash Flows (Unaudited) -
                 Three Months Ended March 31, 1997 and 1996 . . . . . . .    6

                 Notes to Financial Statements (Unaudited)  . . . . . . .    7

Item 2.          Management's Discussion and Analysis of
                 Financial Condition and Results of Operations  . . . . .    11


PART II.         OTHER INFORMATION  . . . . . . . . . . . . . . . . . . .    13

                         PART I.  FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS


                     DAMSON/BIRTCHER REALTY INCOME FUND-II

                     STATEMENT OF NET ASSETS IN LIQUIDATION
                                 MARCH 31, 1997
                                  (UNAUDITED)



ASSETS (Liquidation Basis):
---------------------------

Properties held for sale                                     $22,926,000

Investment in Cooper Village Partners                          3,651,000
Cash and cash equivalents                                      1,604,000
Accounts receivable                                               43,000
Other assets                                                      16,000
                                                             -----------
   Total Assets                                               28,240,000
                                                             -----------

LIABILITIES (Liquidation Basis):
--------------------------------

Accounts payable and accrued liabilities                         704,000
Accrued expenses for liquidation                                 281,000
                                                             -----------
   Total Liabilities                                             985,000
                                                             -----------
Net Assets in Liquidation                                    $27,255,000
                                                             ===========



   The accompanying notes are an integral part of these financial statements.

           DAMSON/BIRTCHER REALTY INCOME FUND-II, LIMITED PARTNERSHIP

                                 BALANCE SHEET

                               DECEMBER 31, 1996



ASSETS
------

Properties held for sale (net of valuation
   allowance of $1,028,000)                                   $22,318,000

Investment in Cooper Village Partners                           3,630,000
Cash and cash equivalents                                       1,639,000
Accounts receivable                                                30,000
Accrued rent receivable                                           436,000
Prepaid expenses and other assets                                 159,000
                                                              -----------
                                                              $28,212,000
                                                              ===========

LIABILITIES AND PARTNERS' CAPITAL
---------------------------------

Accounts payable and accrued liabilities                      $   636,000
                                                              -----------
Partners' capital (deficit):
   Limited Partners                                            27,746,000
   General Partner                                               (170,000)
                                                              -----------
                                                               27,576,000

Commitments and contingencies
                                                              -----------

                                                              $28,212,000
                                                              ===========


Note: The balance sheet at December 31, 1996 has been prepared from the audited financial statements as of that date.


The accompanying notes are an integral part of these financial statements.

           DAMSON/BIRTCHER REALTY INCOME FUND-II, LIMITED PARTNERSHIP

                            STATEMENTS OF OPERATIONS
                                  (UNAUDITED)


                                                Three Months Ended March 31,
                                              --------------------------------
                                                 1997                  1996
                                              ----------            ----------
REVENUES
--------

Rental income                                 $1,157,000            $1,175,000
Interest income                                   20,000                13,000
                                              ----------            ----------

   Total revenues                              1,177,000             1,188,000
                                              ----------            ----------

EXPENSES
--------

Operating expenses                               255,000               264,000
Real estate taxes                                187,000               198,000
Depreciation and amortization                     17,000                16,000
General and administrative                       244,000               152,000
                                              ----------            ----------

   Total expenses                                703,000               630,000
                                              ----------            ----------

Income before equity in earnings                 474,000               558,000

Equity in earnings of Cooper
  Village Partners                                91,000               155,000
                                              ----------            ----------

NET INCOME                                    $  565,000            $  713,000
                                              ==========            ==========

NET INCOME ALLOCABLE TO:

   General Partner                            $     6,000           $    7,000
                                              ===========           ==========

   Limited Partners                           $   559,000           $  706,000
                                              ===========           ==========



   The accompanying notes are an integral part of these financial statements.

           DAMSON/BIRTCHER REALTY INCOME FUND-II, LIMITED PARTNERSHIP

                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                           Three Months Ended March 31,
                                                          ------------------------------
                                                             1997                1996
                                                          -----------        -----------
Cash flows from operating activities:
   Net income                                              $ 565,000         $  713,000
Adjustments to reconcile net income
   to net cash provided by operating activities:
   Depreciation and amortization                              17,000             16,000
   Equity in earnings of Cooper Village Partners             (91,000)          (155,000)

Changes in:
   Accounts receivable                                       (14,000)           (25,000)
   Accrued rent receivable                                    42,000             20,000
   Prepaid expenses and other assets                         (26,000)            32,000
   Accounts payable and accrued liabilities                   68,000            (14,000)
                                                          ----------         ----------
Net cash provided by operating activities                    561,000            587,000

Cash flows from investing activities:
   Investments in real estate                                (61,000)           (22,000)
   Distributions received from
     Cooper Village Partners                                  70,000             81,000
                                                          ----------         ----------
Net cash provided by investing activities                      9,000             59,000

Cash flows from financing activities:
   Distributions                                            (605,000)          (467,000)
                                                          ----------         ----------
Net cash used in financing activities                       (605,000)          (467,000)

Net (decrease) increase in cash and cash
  equivalents                                                (35,000)           179,000
Cash and cash equivalents, beginning of period             1,639,000          1,055,000
                                                          ----------         ----------

Cash and cash equivalents, end of period                  $1,604,000         $1,234,000
                                                          ==========         ==========



   The accompanying notes are an integral part of these financial statements.

           DAMSON/BIRTCHER REALTY INCOME FUND-II, LIMITED PARTNERSHIP


NOTES TO FINANCIAL STATEMENTS - UNAUDITED

(1)      Accounting Policies
         -------------------

         The financial statements of Damson/Birtcher Realty Income Fund-II, Limited Partnership (the "Partnership") included herein have been prepared by the General Partner, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. These financial statements include all adjustments which are of a normal recurring nature and, in the opinion of the General Partner, are necessary for a fair presentation. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted, pursuant to the rules and regulations of the Securities and Exchange Commission. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Partnership's annual report on Form 10-K for the year ended December 31, 1996.

         Liquidation Basis of Accounting

         On February 18, 1997, the Partnership mailed a Consent Solicitation to the Limited Partners which sought their consent to dissolve the Partnership and sell and liquidate all of its remaining properties as soon as practicable, consistent with selling the Partnership's properties to the best advantage under the circumstances. A majority in interest of the Limited Partners consented by March 13, 1997. As a result, the Partnership has adopted the liquidation basis of accounting as of March 31, 1997. The difference between the adoption of the liquidation basis of accounting as of March 13, 1997 and March 31, 1997 was not material.

         Under the liquidation basis of accounting, assets are stated at their estimated net realizable values and liabilities are stated at their anticipated settlement amounts. The valuation of assets and liabilities neccesarily requires many estimates and assumptions, and there are substantial uncertainties in carrying out the dissolution of the Partnership. The actual values upon dissolution and costs associated therewith could be higher or lower than the amounts recorded.

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

         Carrying Value of Real Estate (Prior to Adoption of the Liquidation Basis of Accounting)

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

         Further, assets held for sale, including any unrecoverable accrued rent receivable or capitalized leasing commissions, were carried at the lower of carrying value or fair value less estimated selling costs. Any adjustment to carrying value were recorded as a valuation allowance against property held for sale. Each reporting period, the General Partner reviewed its estimates of fair value, which were decreased or increased up to the original carrying value. Finally, assets held for sale are no longer depreciated. The General Partner adopted FAS 121 at December 31, 1995 and the adoption did not have a material impact on the Partnership's operations or financial position, as prior to December 31, 1995, the Partnership had not had any properties held for sale.

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

           DAMSON/BIRTCHER REALTY INCOME FUND-II, LIMITED PARTNERSHIP


NOTES TO FINANCIAL STATEMENTS - UNAUDITED (Cont'd.)

(2)      Transactions with Affiliates (Cont'd.)
         ----------------------------

         affiliates are reimbursed for their general and administrative costs actually incurred and associated with services performed on behalf of the Partnership. For the three months ended March 31, 1997 and 1996 the Partnership incurred approximately $23,000 and $32,000, respectively, of such expenses.

         An affiliate of the General Partner provides property management services with respect to the Partnership's properties and receives a fee for such services not to exceed 6% of the gross receipts from the properties under management provided that leasing services are performed, otherwise not to exceed 3%. Such fees amounted to approximately $40,000 and $41,000, respectively, for the three months ended March 31, 1997 and 1996. In addition, an affiliate of the General Partner received $30,000 and $26,000 for the three months ended March 31, 1997 and 1996, respectively, as reimbursement of costs of on-site property management personnel and other reimbursable expenses.

         Leasing fees for the three months ended March 31, 1997 and 1996, included charges of $0 and $5,000, respectively, from the General Partner and its affiliates for leasing services rendered in connection with leasing space in a Partnership property after expiration or termination of leases.

         As previously reported, on June 24, 1993, the Partnership completed its solicitation of written consents from its Limited Partners. A majority in interest of the Partnership's Limited Partners approved each of the proposals contained in the Information Statement dated May 5, 1993. Those proposals were implemented by the Partnership as contemplated by the Information Statement as amendments to the Partnership Agreement, and are reflected in these financial statements as such.

         The amended Partnership Agreement provides for the Partnership's payment to the General Partner of an annual asset management fee equal to .65% for 1997 and .75% for 1996 of the aggregate appraised value of the Partnership's properties as determined by independent appraisal undertaken in January of each year. Such fees for the three months ended March 31, 1997 and 1996, amounted to $42,000 and $50,000, respectively.

         In addition to the aforementioned, the General Partner was also paid $18,000 and $22,000, related to the Partnership's portion (58%) of asset management fees, property management fees, leasing fees, reimbursement of on-site property management personnel and other reimbursable expenses for Cooper Village Partners for the three months ended March 31, 1997 and 1996, respectively.

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

           DAMSON/BIRTCHER REALTY INCOME FUND-II, LIMITED PARTNERSHIP


NOTES TO FINANCIAL STATEMENTS - UNAUDITED (Cont'd.)

(4)      Accrued Expenses for Liquidation
         --------------------------------

         Accrued expenses for liquidation as of March 31, 1997, includes estimates of costs to be incurred in carrying out the dissolution and liquidation of the Partnership. These costs include estimates of legal fees, accounting fees, tax preparation and filing fees, professional services and the general partner's liability insurance. The actual costs could vary significantly from the related provisions due to the uncertainty related to the length of time required to complete the liquidation and dissolution and the complexities which may arise in disposing of the Partnership's remaining assets.

           DAMSON/BIRTCHER REALTY INCOME FUND-II, LIMITED PARTNERSHIP


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         Liquidity and Capital Resources
         -------------------------------

         The Partnership completed its acquisition program in December 1988 and is principally engaged in the operation of its properties. The Partnership's original objective had been to hold its properties as long-term investments. However, an Information Statement, dated May 5, 1993, mandated that the General Partner seek a vote of the Limited Partners no later than December 31, 1996, regarding prompt liquidation of the Partnership in the event that properties with appraised values as of January 1993, which constituted at least one-half of the aggregate appraised values of all Partnership properties as of that date, were not sold or under contract for sale by the end of 1996. Given the mandate of the May 5, 1993 Information Statement, at December 31, 1995, the General Partner decided to account for the Partnership's properties as assets held for sale instead of for investment. In a Consent Solicitation dated February 18, 1997, the Partnership solictied and recieved the consent of the Limited Partners as of March 13, 1997, to dissolve the Partnership and gradually settle and close the Partnership's business and dispose of and convey the Partnership's property as soon as practicable, consistent with obtaining reasonable value for the properties. The Partnership's properties were held for sale throughout 1996 and continue to be held for sale.

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

         Regular distributions through March 31, 1997 represent cash flow generated from operations of the Partnership's properties and interest earned on the temporary investment of working capital net of capital improvement reserve requirements. In December 1996, the Partnership made a special distribution of $720,000 representing 100% of the net proceeds from the sale of Atrium Place. Future cash distributions will be made principally to the extent of cash flow attributable to operations and sales of the Partnership's properties and interest earned on the investment of capital reserve, after providing for capital reserve and payment for capital improvements to the Partnership's properties.

         Results of Operations Prior to Adoption of the Liquidation Basis of Accounting for the Three Months Ended March 31, 1997 Compared With the Three Months Ended March 31, 1996
         ----------------------------------------------------------------------

         The decrease in rental income for the three months ended March 31, 1997 as compared to the corresponding period in 1996, was primarily attributable to the sale of Atrium Place in November 1996.

         Interest income resulted from the temporary investment of Partnership working capital. The increase in interest income for the three months ended March 31, 1997, as compared to the corresponding period in 1996, was attributable to the increase in the average level of working capital available for short-term investment.

           DAMSON/BIRTCHER REALTY INCOME FUND-II, LIMITED PARTNERSHIP


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Cont'd.)

         Results of Operations Prior to Adoption of the Liquidation Basis of Accounting for the Three Months Ended March 31, 1997 Compared With the Three Months Ended March 31, 1996 (Cont'd.)
         ----------------------------------------------------------------------

         The decrease in operating expenses for the three months ended March 31, 1997, as compared to the corresponding period in 1996, was primarily attributable to the sale of Atrium Place in November 1996.

         The decrease in real estate taxes for the three months ended March 31, 1997, as compared to the corresponding period in 1996, was primarily attributable to the sale of Atrium Place in November 1996.

         The decrease in equity in earnings of Cooper Village Partners for the three months ended March 31, 1997, as compared to the corresponding period in 1996, was primarily attributable to the Partnership's portion (58%) of a $127,000 lease termination settlement fee that was collected and recognized in March 1996. The termination fee was associated with the Boston Store bankruptcy.

         General and administrative expenses for the three months ended March 31, 1997 and 1996 include charges of $65,000 and $87,000, respectively, from the General Partner and its affiliates for services rendered in connection with administering the affairs of the Partnership and operating the Partnership's properties. Also included in general and administrative expenses for the three months ended March 31, 1997 and 1996 are direct charges of $179,000 and $65,000, respectively, relating to audit fees, tax preparation fees, legal and professional fees, insurance expenses, costs incurred in providing information to the Limited Partners and other miscellaneous costs.

         The increase in general and administrative expenses for the three months ended March 31, 1997, as compared to the corresponding period in 1996, was primarily attributable to the increase in legal and professional services associated with the February 1997, Consent Solicitation.

         Accrued expenses for liquidation, as reflected in the Statement of Net Assets in Liquidation as of March 31, 1997, are not included in results of operations for the three month period ended March 31, 1997. The liquidation basis of accounting was adopted on March 31, 1997 therefore, it was not appropriate to include such adjustments in the results of operations for prior periods.

           DAMSON/BIRTCHER REALTY INCOME FUND-II, LIMITED PARTNERSHIP


                          PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         So far as is known to the General Partner, neither the Partnership nor its properties are subject to any material pending legal proceedings.

         On March 25, 1997, a limited partner named Bigelow/Diversified Secondary Partnership Fund 1990 filed a purported class action lawsuit in the Court of Common Pleas of Philadelphia County against Damson/Birtcher Partners, Birtcher Investors, Birtcher/Liquidity Properties, Birtcher Investments, L.F. Special Fund II, L.P., L.F. Special Fund I, L.P., Arthur Birtcher, Ronald Birtcher, Robert Anderson, Richard G. Wollack and Brent R. Donaldson alleging breach of fiduciary duty and breach of contract and seeking to enjoin the Consent Solicitation dated February 18, 1997. On April 18, 1997, the court denied the plaintiff's motion for a preliminary injunction.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         a)      Exhibits:

                 27 - Financial Data Schedule

         b)      Reports on Form 8-K:

                 None filed in quarter ended March 31, 1997.

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

                                            By:  BIRTCHER LIMITED,
                                                 a California limited
                                                 partnership, General Partner
                                                 of Birtcher Investments

                                                 By:  BREICORP,
                                                      a California corporation,
                                                      formerly known as Birtcher
                                                      Real Estate Inc., General
                                                      Partner of Birtcher
                                                      Limited

Date:  May 12, 1997                                   By: /s/ Robert M. Anderson
                                                          ----------------------
                                                          Robert M. Anderson
                                                          Executive Director
                                                          BREICORP


                                  By:  LF Special Fund I, L.P.,
                                       a California limited partnership

                                       By:  Liquidity Fund Asset Management,
                                            Inc., a California corporation,
                                            General Partner of
                                            LF Special Fund I, L.P.

Date:  May 12, 1997                         By:   /s/ Brent R. Donaldson
                                                ------------------------------
                                                Brent R. Donaldson
                                                President, Liquidity Fund
                                                Asset Management, Inc.