Form 10-Q
period 1997-06-30
DAMSON BIRTCHER REALTY INCOME FUND II LTD PARTNERSHIP
filed 1997-08-14
CIK 773915

                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


For Quarter Ended    June 30, 1997
                   --------------------

Commission file number    0-14633
                       ---------------

           DAMSON/BIRTCHER REALTY INCOME FUND-II, LIMITED PARTNERSHIP
           ----------------------------------------------------------
             (Exact name of registrant as specified in its charter)


               Delaware                                 13-3294820
     -------------------------------                -------------------
     (State or other jurisdiction of                 (I.R.S. Employer
      incorporation or organization)                Identification No.)


 27611 La Paz Road, P.O. Box A-1, Laguna Niguel, California    92677-0100
 -------------------------------------------------------------------------
          (Address of principal executive offices)             (Zip Code)


                                 (714) 643-7700
              ----------------------------------------------------
              (Registrant's telephone number, including area code)


                                       N/A
          --------------------------------------------------------------
         (Former name, former address and former fiscal year, if changed since last report.)


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 12(g), 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                               Yes  [X]     No [ ]

           DAMSON/BIRTCHER REALTY INCOME FUND-II, LIMITED PARTNERSHIP
                          QUARTERLY REPORT ON FORM 10-Q
                    FOR THE THREE MONTHS ENDED JUNE 30, 1997

                                      INDEX

                                                                                  Page
PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements

           Statement of Net Assets in Liquidation -
           June 30, 1997 (Unaudited)............................................    3

           Statement of Changes of Net Assets in Liquidation -
           Three Months Ended June 30, 1997 (Unaudited).........................    4

           Balance Sheet -
           December 31, 1996....................................................    5

           Statements of Operations (Unaudited) -
           Three Months Ended March 31, 1997 and Three and Six
           Months Ended June 30, 1996...........................................    6

           Statement of Cash Flows (Unaudited) -
           Six Months Ended June 30, 1996.......................................    7

           Notes to Financial Statements (Unaudited)............................    8

Item 2.    Management's Discussion and Analysis of
           Financial Condition and Results of Operations........................   12


PART II.   OTHER INFORMATION....................................................   14

                          PART I. FINANCIAL INFORMATION


ITEM 1.   FINANCIAL STATEMENTS


                      DAMSON/BIRTCHER REALTY INCOME FUND-II
                     STATEMENT OF NET ASSETS IN LIQUIDATION
                                  JUNE 30, 1997
                                   (UNAUDITED)



ASSETS (Liquidation Basis):
---------------------------

Properties held for sale                                             $23,053,000

Investment in Cooper Village Partners                                  3,664,000
Cash and cash equivalents                                              1,429,000
Accounts receivable                                                       83,000
Other assets                                                               6,000
                                                                     -----------
    Total Assets                                                      28,235,000
                                                                     -----------

LIABILITIES (Liquidation Basis):
--------------------------------

Accounts payable and accrued liabilities                                 766,000
Accrued expenses for liquidation                                         281,000
                                                                     -----------
    Total Liabilities                                                  1,047,000
                                                                     -----------
Net Assets in Liquidation                                            $27,188,000
                                                                     ===========

















The accompanying notes are an integral part of these financial statements.

           DAMSON/BIRTCHER REALTY INCOME FUND-II, LIMITED PARTNERSHIP
                STATEMENT OF CHANGES OF NET ASSETS IN LIQUIDATION
               For the period from April 1, 1997 to June 30, 1997
                                   (Unaudited)




Net assets in liquidation at March 31, 1997                        $ 27,255,000

Increase (decrease) during period:
    Operating activities:
           Property operating income, net                               732,000
           Cooper Village equity income                                  76,000
           Interest income                                               20,000
           General and administrative expenses                         (255,000)
           Leasing commissions                                          (30,000)
                                                                   ------------
                                                                        543,000
                                                                   ------------
    Liquidating activities:
           Distribution to partners                                    (610,000)
                                                                   ------------
                                                                       (610,000)

Net decrease in assets in liquidation                                   (67,000)
                                                                   ------------
Net assets in liquidation at June 30, 1997                         $ 27,188,000
                                                                   ============





















   The accompanying notes are an integral part of these financial statements.

           DAMSON/BIRTCHER REALTY INCOME FUND-II, LIMITED PARTNERSHIP
                                  BALANCE SHEET
                                DECEMBER 31, 1996





ASSETS

Properties held for sale (net of valuation
    allowance of $1,028,000)                                       $ 22,318,000

Investment in Cooper Village Partners                                 3,630,000
Cash and cash equivalents                                             1,639,000
Accounts receivable                                                      30,000
Accrued rent receivable                                                 436,000
Prepaid expenses and other assets                                       159,000
                                                                   ------------
                                                                   $ 28,212,000
                                                                   ============
LIABILITIES AND PARTNERS' CAPITAL

Accounts payable and accrued liabilities                           $    636,000
                                                                   ------------
Partners' capital(deficit):
    Limited Partners                                                 27,746,000
    General Partner                                                    (170,000)
                                                                   ------------
                                                                     27,576,000
                                                                   ------------
Commitments and contingencies
                                                                   $ 28,212,000
                                                                   ============












Note: The balance sheet at December 31, 1996 has been prepared from the audited financial statements as of that date.


   The accompanying notes are an integral part of these financial statements.

           DAMSON/BIRTCHER REALTY INCOME FUND-II, LIMITED PARTNERSHIP
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                    Three Months     Three Months     Six Months
                                       Ended             Ended           Ended
                                   March 31, 1997    June 30, 1996   June 30, 1996
                                   --------------    -------------   -------------
REVENUES

Rental income                       $1,157,000         $1,227,000     $2,403,000
Interest income                         20,000             15,000         28,000
                                    ----------         ----------     ----------
    Total revenues                   1,177,000          1,242,000      2,431,000
                                    ----------         ----------     ----------
EXPENSES

Operating expenses                     255,000            251,000        515,000
Real estate taxes                      187,000            182,000        380,000
Amortization                            17,000             17,000         33,000
General and administrative             244,000            164,000        316,000
Adjustment to the carrying
 value of real estate                        -             68,000         68,000
                                    ----------         ----------     ----------
    Total expenses                     703,000            682,000      1,312,000
                                    ----------         ----------     ----------
Income before equity
  in earnings                          474,000            560,000      1,119,000

Equity in earnings of Cooper
  Village Partners                      91,000             63,000        218,000
                                    ----------         ----------     ----------
NET INCOME                          $  565,000         $  623,000     $1,337,000
                                    ==========         ==========     ==========
NET INCOME ALLOCABLE TO:

    General Partner                 $    6,000         $    6,000     $   13,000
                                    ==========         ==========     ==========

    Limited Partners                $  559,000         $  617,000     $1,324,000
                                    ==========         ==========     ==========










   The accompanying notes are an integral part of these financial statements.

           DAMSON/BIRTCHER REALTY INCOME FUND-II, LIMITED PARTNERSHIP
                             STATEMENT OF CASH FLOWS
                                   (UNAUDITED)


                                                                    Six Months
                                                                       Ended
                                                                   June 30, 1996
                                                                   -------------
Cash flows from operating activities:
    Net income                                                      $ 1,337,000
Adjustments to reconcile net income to net cash
    provided by operating activities:
    Amortization                                                         33,000
    Equity in earnings of Cooper Village Partners                      (218,000)
    Adjustment to carrying value of real estate                          68,000
Changes in:
    Accounts receivable                                                 (50,000)
    Accrued rent receivable                                              29,000
    Prepaid expenses and other assets                                    15,000
    Accounts payable and accrued liabilities                             (4,000)
                                                                    -----------
Net cash provided by operating activities                             1,210,000

Cash flows from investing activities:
    Investments in real estate                                         (106,000)
Distributions received from
    Cooper Village Partners                                             185,000
                                                                    -----------
Net cash provided by investing activities                                79,000

Cash flows from financing activities:
    Distributions                                                      (928,000)
                                                                    -----------
Net cash used in financing activities                                  (928,000)

Net increase in cash and cash equivalents                               361,000
Cash and cash equivalents, beginning of period                        1,055,000
                                                                    -----------
Cash and cash equivalents, end of period                            $ 1,416,000
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

      Under the liquidation basis of accounting, assets are stated at their estimated net realizable values and liabilities are stated at their anticipated settlement amounts. The valuation of assets and liabilities necessarily requires many estimates and assumptions, and there are substantial uncertainties in carrying out the dissolution of the Partnership. The actual values upon dissolution and costs associated therewith could be higher or lower than the amounts recorded.

      The Partnership adopted the liquidation basis of accounting on March 31, 1997. Comparison of results to prior years, therefore, is not practical. The Statement of Net Assets in Liquidation and Statement of Changes of Net Assets in Liquidation reflect the Partnership in the process of liquidation. Prior financial statements reflect the Partnership as a going concern.

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

      Carrying Value of Real Estate (Prior to Adoption of the Liquidation Basis of Accounting)

      In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121 "Accounting for the Impairment of Long- Lived Assets and for Long-Lived Assets to Be Disposed Of," ("FAS 121"). This Statement requires that if the General Partner believes factors are present that may indicate long-lived assets are impaired, the undiscounted cash flows, before debt service, related to the assets should be estimated. If these estimated cash flows are less than the carrying value of the asset, then impairment is deemed to exist. If impairment exists, the asset should be written down to the estimated fair value.

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

           DAMSON/BIRTCHER REALTY INCOME FUND-II, LIMITED PARTNERSHIP


NOTES TO FINANCIAL STATEMENTS - UNAUDITED (Cont'd.)

(2)   Transactions with Affiliates

      The Partnership has no employees and, accordingly, the General Partner and its affiliates perform services on behalf of the Partnership in connection with administering the affairs of the Partnership. The General Partner and affiliates are reimbursed for their general and administrative costs actually incurred and associated with services performed on behalf of the Partnership. For the three months ended June 30, 1997 and 1996 the Partnership incurred approximately $34,000 and $31,000, respectively, of such expenses. For the six months ended June 30, 1997 and 1996, such payments were $57,000 and $62,000, respectively.

      An affiliate of the General Partner provides property management services with respect to the Partnership's properties and receives a fee for such services not to exceed 6% of the gross receipts from the properties under management provided that leasing services are performed, otherwise not to exceed 3%. Such fees amounted to approximately $37,000 and $43,000, respectively, for the three months ended June 30, 1997 and 1996. For the six months ended June 30, 1997 and 1969, such expenses were $78,000 and $83,000, respectively. In addition, an affiliate of the General Partner received $26,000 and $30,000 for the three months ended June 30, 1997 and 1996, respectively, as reimbursement of costs of on-site property management personnel and other reimbursable expenses. For the six months ended June 30, 1997 and 1996, such costs were $56,000 and $56,000, respectively.

      Leasing fees for the three months ended June 30, 1997 and 1996, included charges of $17,000 and $5,000, respectively, from the General Partner and its affiliates for leasing services rendered in connection with leasing space in a Partnership property after expiration or termination of leases. Such fees amounted to $17,000 and $10,000, respectively, for the six months ended June 30, 1997 and 1996.

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

      The amended Partnership Agreement provides for the Partnership's payment to the General Partner of an annual asset management fee equal to .65% for 1997 and .75% for 1996 of the aggregate appraised value of the Partnership's properties as determined by independent appraisal undertaken in January of each year. Such fees for the three months ended June 30, 1997 and 1996, amounted to $42,000 and $50,000, and for the six months there ended, $84,000 and $100,000, respectively.

      In addition to the aforementioned, the General Partner was also paid $19,000 and $20,000, related to the Partnership's portion (58%) of asset management fees, property management fees, leasing fees, reimbursement of on-site property management personnel and other reimbursable expenses for Cooper Village

           DAMSON/BIRTCHER REALTY INCOME FUND-II, LIMITED PARTNERSHIP


NOTES TO FINANCIAL STATEMENTS - UNAUDITED (Cont'd.)

(2)   Transactions with Affiliates (Cont'd.)

      Partners for the three months ended June 30, 1997 and 1996, respectively. For the six months ended June 30, 1997 and 1996, such payments amounted to $37,000 and $42,000, respectively.

(3)   Commitments and Contingencies

      Litigation

      The Partnership is not a party to any pending legal proceedings other than ordinary routine litigation incidental to its business. It is the General Partner's belief that the outcome of these proceedings will not be material to the business or financial condition of the Partnership.

(4)   Accrued Expenses for Liquidation

      Accrued expenses for liquidation as of June 30, 1997, includes estimates of costs to be incurred in carrying out the dissolution and liquidation of the Partnership. These costs include estimates of legal fees, accounting fees, tax preparation and filing fees, professional services and the general partner's liability insurance. The actual costs could vary significantly from the related provisions due to the uncertainty related to the length of time required to complete the liquidation and dissolution and the complexities which may arise in disposing of the Partnership's remaining assets.

           DAMSON/BIRTCHER REALTY INCOME FUND-II, LIMITED PARTNERSHIP


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      Liquidity and Capital Resources

      The Partnership completed its acquisition program in December 1988 and is principally engaged in the operation of its properties. The Partnership's original objective had been to hold its properties as long-term investments. However, an Information Statement, dated May 5, 1993, mandated that the General Partner seek a vote of the Limited Partners no later than December 31, 1996, regarding prompt liquidation of the Partnership in the event that properties with appraised values as of January 1993, which constituted at least one-half of the aggregate appraised values of all Partnership properties as of that date, were not sold or under contract for sale by the end of 1996. Given the mandate of the May 5, 1993 Information Statement, at December 31, 1995, the General Partner decided to account for the Partnership's properties as assets held for sale instead of for investment. In a Consent Solicitation dated February 18, 1997, the Partnership solicited and received the consent of the Limited Partners as of March 13, 1997, to dissolve the Partnership and gradually settle and close the Partnership's business and dispose of and convey the Partnership's property as soon as practicable, consistent with obtaining reasonable value for the properties. The Partnership's properties were held for sale throughout 1996 and continue to be held for sale.

      Certain of the Partnership's properties are not fully leased. The Partnership is actively marketing the vacant space in these properties, subject to the competitive environment in each of the market areas. To the extent the Partnership is not successful in maintaining or increasing occupancy levels at these properties, the Partnership's future cash flow and distributions may be reduced.

      Regular distributions through June 30, 1997 represent cash flow generated from operations of the Partnership's properties and interest earned on the temporary investment of working capital net of capital improvement reserve requirements. In December 1996, the Partnership made a special distribution of $720,000 representing 100% of the net proceeds from the sale of Atrium Place. Future cash distributions will be made principally to the extent of cash flow attributable to operations and sales of the Partnership's properties and interest earned on the investment of capital reserve, after providing for capital reserve and payment for capital improvements to the Partnership's properties.

      Results of Operations for the Three Months Ended June 30, 1997

      Because the Partnership adopted the liquidation basis of accounting on March 31, 1997, a comparison of the results of operations is not practical. As the Partnership's assets (properties) are sold, the results of operations will be generated from a smaller asset base, and are therefore not comparable. The Partnership's operating results have been reflected on the Statement of Changes of Net Assets in Liquidation since March 31, 1997 (the date of adoption of the liquidation basis of accounting).

      For the three months ended June 30, 1997, the Partnership generated $732,000 of net operating income from operation of its properties (exclusive of Cooper

           DAMSON/BIRTCHER REALTY INCOME FUND-II, LIMITED PARTNERSHIP


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Cont'd.)

      Results of Operations for the Three Months Ended June 30, 1997 (Cont'd.)

      Village Partners). Results for the period were lower than the results in 1996 due to the sale of Atrium Place in November 1996.

      Interest income resulted from the temporary investment of Partnership working capital. For the three months ended June 30, 1997, interest income was approximately $20,000.

      General and administrative expenses for the three months ended June 30, 1997 include charges of $93,000 from the General Partner and its affiliates for services rendered in connection with administering the affairs of the Partnership and operating the Partnership's properties. Also included in general and administrative expenses for the three months ended June 30, 1997 are direct charges of $162,000 relating to audit fees, tax preparation fees, legal and professional fees, insurance expenses, costs incurred in providing information to the Limited Partners and other miscellaneous costs.

      Accrued expenses for liquidation, as reflected in the Statement of Net Assets in Liquidation as of June 30, 1997, are not included in results of operations for the three month period ended March 31, 1997. The liquidation basis of accounting was adopted on March 31, 1997 therefore, it was not appropriate to include such adjustments in the results of operations for prior periods.

           DAMSON/BIRTCHER REALTY INCOME FUND-II, LIMITED PARTNERSHIP


                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

      So far as is known to the General Partner, neither the Partnership nor its properties are subject to any material pending legal proceedings.

      On March 25, 1997, a limited partner named Bigelow/Diversified Secondary Partnership Fund 1990 filed a purported class action lawsuit in the Court of Common Pleas of Philadelphia County against Damson/Birtcher Partners, Birtcher Investors, Birtcher/Liquidity Properties, Birtcher Investments, L.F. Special Fund II, L.P., L.F. Special Fund I, L.P., Arthur Birtcher, Ronald Birtcher, Robert Anderson, Richard G. Wollack and Brent R. Donaldson alleging breach of fiduciary duty and breach of contract and seeking to enjoin the Consent Solicitation dated February 18, 1997. On April 18, 1997, the court denied the plaintiff's motion for a preliminary injunction. On June 10, 1997, the court dismissed the plaintiff's complaint on the basis of lack of personal jurisdiction and forum non conveniens.

      On June 13, 1997, the Partnership, its affiliated partnership, Real Estate Income Partners III, and their general partner, Birtcher/Liquidity Properties, filed a complaint for declaratory relief in the Court of Chancery in Delaware against Bigelow/Diversified Secondary Partnership Fund 1990 L.P. The complaint seeks a declaration that the vote that the limited partners of the Partnership and Real Estate Income Partners III took pursuant to the respective consent solicitations dated February 18, 1997 were effective to dissolve the respective partnerships and complied with applicable law, that the actions of the General Partner in utilizing the consent solicitations to solicit the vote of the limited partners did not breach any fiduciary or contractual duty to such limited partners, and an award of costs and fees to the plaintiffs. The defendant has answered the complaint. No motions are pending at this time.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         a)   Exhibits:

              27 - Financial Data Schedule

         b)   Reports on Form 8-K:

              None filed in quarter ended June 30, 1997.

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

                                                            By:   BIRTCHER LIMITED,
                                                                  a California limited partnership,
                                                                  General Partner of Birtcher Investments

                                                                  By:    BREICORP,
                                                                         a California corporation,
                                                                         formerly known as Birtcher
                                                                         Real Estate Inc., General
                                                                         Partner of Birtcher Limited

Date:    August 12, 1997                                                 By:   /s/ ROBERT M. ANDERSON
                                                                             ------------------------------
                                                                               Robert M. Anderson
                                                                               Executive Director
                                                                               BREICORP

                                               By:   LF Special Fund I, L.P.,
                                                     a California limited partnership

                                                     By:    Liquidity Fund Asset Management, Inc.,
                                                            a California corporation, General
                                                            Partner of LF Special Fund I, L.P.

Date:    August 12, 1997                                    By:   /s/ BRENT R. DONALDSON
                                                                -------------------------
                                                                  Brent R. Donaldson
                                                                  President
                                                                  Liquidity Fund Asset Management, Inc.