Form 10-Q
period 1997-09-30
DAMSON BIRTCHER REALTY INCOME FUND II LTD PARTNERSHIP
filed 1997-11-13
CIK 773915

                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                   QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   -------------------------------------------

For Quarter Ended September 30, 1997
                  -------------------------------------------------------------


Commission file number 0-14633
                       --------------------------------------------------------


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

           DAMSON/BIRTCHER REALTY INCOME FUND-II, LIMITED PARTNERSHIP
                          QUARTERLY REPORT ON FORM 10-Q
                  FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1997

           ----------------------------------------------------------

                                      INDEX


                                                                            Page
                                                                            ----
PART I.           FINANCIAL INFORMATION

Item 1.           Financial Statements

                  Statement of Net Assets in Liquidation --
                  September 30, 1997 (Unaudited).............................3

                  Statement of Changes of Net Assets in Liquidation --
                  Three Months Ended September 30, 1997 (Unaudited)..........4

                  Balance Sheet --
                  December 31, 1996..........................................5

                  Statements of Operations (Unaudited) --
                  Three Months Ended March 31, 1997 and Three and Nine
                  Months Ended September 30, 1996............................6

                  Statement of Cash Flows (Unaudited) --
                  Nine Months Ended September 30, 1996.......................7

                  Notes to Financial Statements (Unaudited)..................8

Item 2.           Management's Discussion and Analysis of
                  Financial Condition and Results of Operations.............12

PART II.          OTHER INFORMATION.........................................14


                          PART I. FINANCIAL INFORMATION
                          -----------------------------

ITEM 1.  FINANCIAL STATEMENTS
         --------------------

                      DAMSON/BIRTCHER REALTY INCOME FUND-II
                     STATEMENT OF NET ASSETS IN LIQUIDATION
                               SEPTEMBER 30, 1997
                                   (UNAUDITED)
                     --------------------------------------


ASSETS (Liquidation Basis):
---------------------------

Properties held for sale                                          $23,075,000

Investment in Cooper Village Partners                               3,643,000
Cash and cash equivalents                                           1,449,000
Accounts receivable                                                    97,000
Other assets                                                           35,000
                                                                  -----------
    Total Assets                                                   28,299,000
                                                                  -----------

LIABILITIES (Liquidation Basis):
--------------------------------

Accounts payable and accrued liabilities                              757,000
Accrued expenses for liquidation                                      281,000
                                                                  -----------
    Total Liabilities                                               1,038,000

Net Assets in Liquidation                                         $27,261,000
                                                                  ===========


   The accompanying notes are an integral part of these financial statements.

           DAMSON/BIRTCHER REALTY INCOME FUND-II, LIMITED PARTNERSHIP
                STATEMENT OF CHANGES OF NET ASSETS IN LIQUIDATION
             FOR THE PERIOD FROM JULY 1, 1997 TO SEPTEMBER 30, 1997
                                   (UNAUDITED)
           ----------------------------------------------------------


Net assets in liquidation at June 30, 1997                          $27,188,000

Increase (decrease) during period:
    Operating activities:
           Property operating income, net                               774,000
           Cooper Village equity income                                  48,000
           Interest income                                               18,000
           General and administrative expenses                         (194,000)
           Leasing commissions                                          (11,000)
                                                                    -----------
                                                                        635,000
                                                                    -----------
    Liquidating activities:
           Distribution to partners                                    (562,000)
                                                                    -----------
                                                                       (562,000)

Net increase in assets in liquidation                                    73,000
                                                                    -----------

Net assets in liquidation at September 30, 1997                     $27,261,000
                                                                    ===========


   The accompanying notes are an integral part of these financial statements.

           DAMSON/BIRTCHER REALTY INCOME FUND-II, LIMITED PARTNERSHIP
                                  BALANCE SHEET
                                DECEMBER 31, 1996
           ----------------------------------------------------------


ASSETS

Properties held for sale (net of valuation
    allowance of $1,028,000)                                        $22,318,000

Investment in Cooper Village Partners                                 3,630,000
Cash and cash equivalents                                             1,639,000
Accounts receivable                                                      30,000
Accrued rent receivable                                                 436,000
Prepaid expenses and other assets                                       159,000
                                                                    -----------
                                                                    $28,212,000
                                                                    ===========

LIABILITIES AND PARTNERS' CAPITAL

Accounts payable and accrued liabilities                            $   636,000
                                                                    -----------
Partners' capital(deficit):
    Limited Partners                                                 27,746,000
    General Partner                                                    (170,000)
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

           DAMSON/BIRTCHER REALTY INCOME FUND-II, LIMITED PARTNERSHIP
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
           ----------------------------------------------------------


                                  Three Months   Three Months     Nine Months
                                     Ended           Ended          Ended
                                    3/31/97         9/30/96        9/30/96
                                  ------------   ------------     -----------
REVENUES

Rental income                     $1,157,000      $1,198,000      $3,601,000
Interest income                       20,000          17,000          44,000
                                  ----------      ----------      ----------

    Total revenues                 1,177,000       1,215,000       3,645,000
                                  ----------      ----------      ----------

EXPENSES

Operating expenses                   255,000         259,000         774,000
Real estate taxes                    187,000         175,000         555,000
Amortization                          17,000          18,000          51,000
General and administrative           244,000         165,000         481,000
Adjustment to the carrying
 value of real estate                     --         157,000         225,000
                                  ----------      ----------      ----------

    Total expenses                   703,000         774,000       2,086,000
                                  ----------      ----------      ----------
Income before equity
  in earnings                        474,000         441,000       1,559,000

Equity in earnings of Cooper
  Village Partners                    91,000          65,000         283,000
                                  ----------      ----------      ----------

NET INCOME                        $  565,000      $  506,000      $1,842,000
                                  ==========      ==========      ==========

NET INCOME ALLOCABLE TO:

    General Partner               $    6,000      $    5,000      $   18,000
                                  ==========      ==========      ==========

    Limited Partners              $  559,000      $  501,000      $1,824,000
                                  ==========      ==========      ==========


   The accompanying notes are an integral part of these financial statements.

           DAMSON/BIRTCHER REALTY INCOME FUND-II, LIMITED PARTNERSHIP
                             STATEMENT OF CASH FLOWS
                                   (UNAUDITED)
           ----------------------------------------------------------


                                                                    Nine Months
                                                                      Ended
                                                                     9/30/96
                                                                   ------------
Cash flows from operating activities:
    Net income                                                     $ 1,842,000
Adjustments to reconcile net income to net cash
  provided by operating activities:
    Amortization                                                        51,000
    Equity in earnings of Cooper Village Partners                     (283,000)
    Adjustment to carrying value of real estate                        225,000
Changes in:
    Accounts receivable                                                (88,000)
    Accrued rent receivable                                             54,000
    Prepaid expenses and other assets                                   (7,000)
    Accounts payable and accrued liabilities                            39,000
                                                                   -----------
Net cash provided by operating activities                            1,833,000

Cash flows from investing activities:
    Investments in real estate                                        (189,000)
    Distributions received from
      Cooper Village Partners                                          302,000
                                                                   -----------
Net cash provided by investing activities                              113,000

Cash flows from financing activities:
    Distributions                                                   (1,438,000)
                                                                   -----------
Net cash used in financing activities                               (1,438,000)

Net increase in cash and cash equivalents                              508,000
Cash and cash equivalents, beginning of period                       1,055,000
                                                                   -----------
Cash and cash equivalents, end of period                           $ 1,563,000
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

           DAMSON/BIRTCHER REALTY INCOME FUND-II, LIMITED PARTNERSHIP


NOTES TO FINANCIAL STATEMENTS - UNAUDITED (Cont'd.)

(2)      Transactions with Affiliates

         The Partnership has no employees and, accordingly, the General Partner and its affiliates perform services on behalf of the Partnership in connection with administering the affairs of the Partnership. The General Partner and affiliates are reimbursed for their general and administrative costs actually incurred and associated with services performed on behalf of the Partnership. For the three months ended September 30, 1997 and 1996 the Partnership incurred approximately $31,000 and $42,000, respectively, of such expenses. For the nine months ended September 30, 1997 and 1996, such payments were $88,000 and $105,000, respectively.

         An affiliate of the General Partner provides property management services with respect to the Partnership's properties and receives a fee for such services not to exceed 6% of the gross receipts from the properties under management provided that leasing services are performed, otherwise not to exceed 3%. Such fees amounted to approximately $41,000 and $43,000, respectively, for the three months ended September 30, 1997 and 1996. For the nine months ended September 30, 1997 and 1996, such expenses were $118,000 and $126,000, respectively. In addition, an affiliate of the General Partner received $27,000 and $27,000 for the three months ended September 30, 1997 and 1996, respectively, as reimbursement of costs of on-site property management personnel and other reimbursable expenses. For the nine months ended September 30, 1997 and 1996, such costs were $82,000 and $83,000, respectively.

         Leasing fees for the three months ended September 30, 1997 and 1996, included charges of $3,000 and $6,000, respectively, from the General Partner and its affiliates for leasing services rendered in connection with leasing space in a Partnership property after expiration or termination of leases. Such fees amounted to $20,000 and $16,000, respectively, for the nine months ended September 30, 1997 and 1996.

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

         The amended Partnership Agreement provides for the Partnership's payment to the General Partner of an annual asset management fee equal to .65% for 1997 and .75% for 1996 of the aggregate appraised value of the Partnership's properties as determined by independent appraisal undertaken in January of each year. Such fees for the three months ended September 30, 1997 and 1996, amounted to $43,000 and $50,000, and for the nine months there ended, $127,000 and $150,000, respectively.

         In addition to the aforementioned, the General Partner was also paid $20,000 and $18,000, related to the Partnership's portion (58%) of asset management fees, property management fees, leasing fees, reimbursement of on-site property management personnel and other reimbursable expenses for Cooper Village

           DAMSON/BIRTCHER REALTY INCOME FUND-II, LIMITED PARTNERSHIP

NOTES TO FINANCIAL STATEMENTS - UNAUDITED (Cont'd.)

(2)      Transactions with Affiliates (Cont'd.)

         Partners for the three months ended September 30, 1997 and 1996, respectively. For the nine months ended September 30, 1997 and 1996, such payments amounted to $57,000 and $61,000, respectively.

(3)      Commitments and Contingencies

         Litigation

         So far as is known to the General Partner, neither the Partnership nor its properties are subject to any material pending legal proceedings.

         On March 25, 1997, a limited partner named Bigelow/Diversified Secondary Partnership Fund 1990 filed a purported class action lawsuit in the Court of Common Pleas of Philadelphia County against Damson/Birtcher Partners, Birtcher Investors, Birtcher/Liquidity Properties, Birtcher Investments, L.F. Special Fund II, L.P., L.F. Special Fund I, L.P., Arthur Birtcher, Ronald Birtcher, Robert Anderson, Richard G. Wollack and Brent R. Donaldson alleging breach of fiduciary duty and breach of contract and seeking to enjoin the Consent Solicitation dated February 18, 1997. On April 18, 1997, the court denied the plaintiff's motion for a preliminary injunction. On June 10, 1997, the court dismissed the plaintiff's complaint on the basis of lack of personal jurisdiction and forum non conveniens.
                                           --------------------

         On June 13, 1997, the Partnership, its affiliated partnership, Real Estate Income Partners III, and their general partner, Birtcher/Liquidity Properties, filed a complaint for declaratory relief in the Court of Chancery in Delaware against Bigelow/Diversified Secondary Partnership Fund 1990 L.P. The complaint seeks a declaration that the vote that the limited partners of the Partnership and Real Estate Income Partners III took pursuant to the respective consent solicitations dated February 18, 1997 were effective to dissolve the respective partnerships and complied with applicable law, that the actions of the General Partner in utilizing the consent solicitations to solicit the vote of the limited partners did not breach any fiduciary or contractual duty to such limited partners, and an award of costs and fees to the plaintiffs. The defendant has answered the complaint. The parties have initiated discovery. No motions are pending at this time.

(4)      Accrued Expenses for Liquidation

         Accrued expenses for liquidation as of September 30, 1997, include estimates of costs to be incurred in carrying out the dissolution and liquidation of the Partnership. These costs include estimates of legal fees, accounting fees, tax preparation and filing fees, professional services and the general partner's liability insurance. The actual costs could vary significantly from the related provisions due to the uncertainty related to the length of time required to complete the liquidation and dissolution and the complexities which may arise in disposing of the Partnership's remaining assets.

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

         Regular distributions through September 30, 1997 represent cash flow generated from operations of the Partnership's properties and interest earned on the temporary investment of working capital net of capital improvement reserve requirements. In December 1996, the Partnership made a special distribution of $720,000 representing 100% of the net proceeds from the sale of Atrium Place. Future cash distributions will be made principally to the extent of cash flow attributable to operations and sales of the Partnership's properties and interest earned on the investment of capital reserve, after providing for capital reserve and payment for capital improvements to the Partnership's properties.

         Results of Operations for the Three Months Ended September 30, 1997

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

         For the three months ended September 30, 1997, the Partnership generated $774,000 of net operating income from operation of its properties (exclusive

           DAMSON/BIRTCHER REALTY INCOME FUND-II, LIMITED PARTNERSHIP


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Cont'd.)

         Results of Operations for the Three Months Ended September 30, 1997 (Cont'd.)

         of Cooper Village Partners). Even though the Partnership did not sell Atrium Place until November 1996 (therefore its results were included in the comparable period), results for the current period were higher than the results in 1996. This positive impact was primarily due to a higher occupancy level at Creekridge that provided the Partnership with higher overall rental income.

         Interest income resulted from the temporary investment of Partnership working capital. For the three months ended September 30, 1997, interest income was approximately $18,000.

         General and administrative expenses for the three months ended September 30, 1997 include charges of $77,000 from the General Partner and its affiliates for services rendered in connection with administering the affairs of the Partnership and operating the Partnership's properties. Also included in general and administrative expenses for the three months ended September 30, 1997 are direct charges of $117,000 relating to audit fees, tax preparation fees, legal and professional fees, insurance expenses, costs incurred in providing information to the Limited Partners and other miscellaneous costs.

         Accrued expenses for liquidation, as reflected in the Statement of Net Assets in Liquidation as of September 30, 1997, are not included in results of operations for the three month period ended March 31, 1997. The liquidation basis of accounting was adopted on March 31, 1997 therefore, it was not appropriate to include such adjustments in the results of operations for prior periods.

           DAMSON/BIRTCHER REALTY INCOME FUND-II, LIMITED PARTNERSHIP

                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         So far as is known to the General Partner, neither the Partnership nor its properties are subject to any material pending legal proceedings.

         On March 25, 1997, a limited partner named Bigelow/Diversified Secondary Partnership Fund 1990 filed a purported class action lawsuit in the Court of Common Pleas of Philadelphia County against Damson/Birtcher Partners, Birtcher Investors, Birtcher/Liquidity Properties, Birtcher Investments, L.F. Special Fund II, L.P., L.F. Special Fund I, L.P., Arthur Birtcher, Ronald Birtcher, Robert Anderson, Richard G. Wollack and Brent R. Donaldson alleging breach of fiduciary duty and breach of contract and seeking to enjoin the Consent Solicitation dated February 18, 1997. On April 18, 1997, the court denied the plaintiff's motion for a preliminary injunction. On June 10, 1997, the court dismissed the plaintiff's complaint on the basis of lack of personal jurisdiction and forum non conveniens.
                                           --------------------

         On June 13, 1997, the Partnership, its affiliated partnership, Real Estate Income Partners III, and their general partner, Birtcher/Liquidity Properties, filed a complaint for declaratory relief in the Court of Chancery in Delaware against Bigelow/Diversified Secondary Partnership Fund 1990 L.P. The complaint seeks a declaration that the vote that the limited partners of the Partnership and Real Estate Income Partners III took pursuant to the respective consent solicitations dated February 18, 1997 were effective to dissolve the respective partnerships and complied with applicable law, that the actions of the General Partner in utilizing the consent solicitations to solicit the vote of the limited partners did not breach any fiduciary or contractual duty to such limited partners, and an award of costs and fees to the plaintiffs. The defendant has answered the complaint. The parties have initiated discovery. No motions are pending at this time.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits:

             27 - Financial Data Schedule

         (b) Reports on Form 8-K:

             None filed in quarter ended September 30, 1997.

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

                                     By: BIRTCHER LIMITED,
                                         a California limited partnership,
                                         General Partner of Birtcher Investments

                                         By: BREICORP,
                                             a California corporation,
                                             formerly known as Birtcher
                                             Real Estate Inc., General
                                             Partner of Birtcher Limited

Date: November 13, 1997                      By: /s/Robert M. Anderson
                                                 -----------------------
                                                 Robert M. Anderson
                                                 Executive Director
                                                 BREICORP

                             By: LF Special Fund I, L.P.,
                                 a California limited partnership

                                 By: Liquidity Fund Asset Management, Inc.,
                                     a California corporation, General
                                     Partner of LF Special Fund I, L.P.

Date: November 13, 1997              By: /s/ Brent R. Donaldson
                                         --------------------------
                                         Brent R. Donaldson
                                         President
                                         Liquidity Fund Asset Management, Inc.

                                 EXHIBIT INDEX

                                                             SEQUENTIALLY
EXHIBIT                                                        NUMBERED
NUMBER          DESCRIPTION                                      PAGE
-------         -----------                                  ------------
  27            Financial Data Schedule