Form 10-K
period 1997-12-31
DAMSON BIRTCHER REALTY INCOME FUND II LTD PARTNERSHIP
filed 1998-03-31
CIK 773915

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   ----------
                                    FORM 10-K
                                   ----------

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                           OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                                   ----------

FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997       COMMISSION FILE NUMBER 0-14633

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

                                 (714) 643-7700
                         (Registrant's telephone number)

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

                                 Yes [X] No [ ]

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

                     DAMSON/BIRTCHER REALTY INCOME FUND-II,
                               LIMITED PARTNERSHIP

         ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 1997


                                      INDEX

                                                                                                   Page
                                                                                                   ----
PART I
            Item 1.    Business..................................................................   3
            Item 2.    Properties................................................................   6
            Item 3.    Legal Proceedings.........................................................   7
            Item 4.    Submission of Matters to a Vote of Security Holders.......................   8

PART II
            Item 5.    Market for the Registrant's Limited Partnership
                         Interests and Related Security Holder Matters...........................   8
            Item 6.    Selected Financial Data...................................................   9
            Item 7.    Management's Discussion and Analysis of Financial
                         Condition and Results of Operations.....................................   9
            Item 8.    Financial Statements and Supplementary Data............................... F-1
            Item 9.    Changes in and Disagreements with Accountants on
                         Accounting and Financial Disclosure.....................................  18

PART III
            Item 10.   Directors and Executive Officers of the Registrant........................  18
            Item 11.   Executive Compensation....................................................  18
            Item 12.   Security Ownership of Certain Beneficial Owners
                         and Management..........................................................  19
            Item 13.   Certain Relationships and Related Transactions............................  19

PART IV
            Item 14.   Exhibits, Financial Statement Schedules and
                         Reports on Form 8-K.....................................................  19
              ---      Signatures................................................................  21

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

Given the mandate of the May 5, 1993 Information Statement, the General Partner decided to account for the Partnership's properties as assets held for sale, instead of for investment as of December 31, 1995. In accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" (see Note 2 to the Financial Statements in Item 8), the carrying value of the properties was evaluated to insure that each property is carried on the Partnership's balance sheets at the lower of cost or fair value, less estimated selling costs. Accordingly, the General Partner compared the carrying value of each property to its appraised value as of January 1, 1996. If the carrying value of a property and certain related assets was greater than its appraised value, less estimated selling costs, the General Partner reduced the carrying value of the property by the difference. Using this methodology, Atrium Place, Kennedy Corporate Center, Lakeland Industrial Park and Cooper Village (58% interest), had carrying values greater than they had appraised values, and therefore reduced their carrying values to $829,000, $2,625,000, $4,929,000, and $3,704,000, respectively at
December 31, 1995. Since the adoption of the 1993 Solicitation, the General

                     DAMSON/BIRTCHER REALTY INCOME FUND-II,
                               LIMITED PARTNERSHIP

Item 1. Business (Cont'd.)

Partner has considered several preliminary indications of interest from third parties to acquire some or all of the Partnership's properties. Apart from the recent sale of Atrium Place, however, these transactions never materialized, primarily because the General Partner rejected as too low the valuations of the Partnership's properties proposed by the potential purchasers.

In 1996, the Partnership made certain capital improvements that resulted in a corresponding increase in the properties' valuation allowance. At December 31, 1996, the General Partner compared the carrying value of each property to its appraised value as of January 1, 1997 and determined that Ladera-II Shopping Center and Kennedy Corporate Center had carrying values greater than their respective appraised values. As a result, during the year ended December 31, 1996, the carrying values were adjusted by $185,000 and $343,000 to $2,200,000 and $2,460,000, respectively. In addition, the carrying value of Atrium Place was reduced in September 1996 by $75,000 in order to reflect its approximate selling price and the carrying value of Lakeland Industrial Park was increased by $40,000 to $5,300,000, its estimated fair value less estimated selling costs.

On February 18, 1997, the General Partner mailed a Consent Solicitation to the Limited Partners which sought their consent to dissolve the Partnership and sell and liquidate all of its remaining properties as soon as practicable, consistent with obtaining reasonable value for the Partnership's properties. A majority in interest of the Limited Partners consented by March 13, 1997. As a result, the Partnership adopted the liquidation basis of accounting as of March 31, 1997. The difference between the adoption of the liquidation basis of accounting as of March 13, 1997 and March 31, 1997 was not material.

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

Since the approval of the February 18, 1997 Consent Solicitation, the General Partner has been evaluating possible sales of Partnership properties, individually and as a portfolio, to liquidate and wind up the Partnership. Recently, the General Partner has solicited several offers from prospective purchasers to acquire all of the Partnership's remaining properties in a single transaction. The General Partner is evaluating these offers, and expects to either accept an offer or counter one or more of the offers soon. The offers are substantially similar in price, and value the Partnership's remaining properties on a collective basis at the high end of the range that the General Partner previously discussed in the February 18, 1997 Consent Solicitation. To help evaluate these offers, the General Partner is also evaluating local market conditions and potential sales of the properties on an individual basis. There can be no assurance as to when or at what price properties will be sold. If an agreement can be reached to sell the properties in a single transaction, the General Partner expects to complete such a transaction in 1998.

The Partnership derives most of its revenue from rental income.  Both Iomega

                     DAMSON/BIRTCHER REALTY INCOME FUND-II,
                               LIMITED PARTNERSHIP

Item 1. Business (Cont'd.)

Corporation and Delta Dental Corporation represent significant portions of such income. Rental income from Iomega Corporation totaled $1,216,000 in 1997, $1,210,000 in 1996 and $1,120,000 in 1995, or approximately 25%, 25% and 24%, respectively, of the Partnership's total rental income. Rental income from Delta Dental Corporation totaled $860,000 in 1997, $755,000 in 1996 and $701,000 in 1995, or approximately 18%, 16% and 16%, respectively, of the Partnership's total rental income.

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

                     DAMSON/BIRTCHER REALTY INCOME FUND-II,
                               LIMITED PARTNERSHIP

Item 2. PROPERTIES

                                                                                                            NUMBER OF
                                                                                                 NET         TENANT       PERCENTAGE
                                  APPROXIMATE                                                  RENTABLE       LEASES       OCCUPIED
                                   PURCHASE                                                     AREA IN       AS OF         AS OF
NAME/LOCATION/DATE ACQUIRED        PRICE(1)                 DESCRIPTION                         SQ. FT.      12/31/97      12/31/97
------------------------------------------------------------------------------------------------------------------------------------
Lakeland Industrial Park,           5,875,000       Nine one-story office/warehouse           209,840           17           98%
  Phases I-IV                                       buildings located on 11.27 acres
Milwaukee, Wisconsin                                of land.
December 19, 1985 and
November 25, 1986

Kennedy Corporate Center,           4,599,000       Three-story office building                39,933           10          100%
  Phase I                                           located on 2.8 acres of land.
Palatine, Illinois
January 8, 1986

Iomega/Northpointe Center           7,980,000       Seven industrial/office buildings         210,165            7          100%
Roy, Utah                                           located on 16.6 acres of land.
January 31, 1986

Ladera Shopping Center,             2,889,000       A neighborhood retail shopping             35,094            6          100%
  Phase II                                          center located on 3.8 acres of land.
Albuquerque, New Mexico
February 7, 1986

Creekridge Center                  11,865,000       Two three-story office buildings           81,835           18           99%
Bloomington, Minnesota                              located on 5 acres of land.
September 23, 1986

Cooper Village                      4,789,000(2)    A single-story shopping center             59,978(2)        18           80%
Mesa, Arizona                                       located on 10.88 acres of land.
December 30, 1987 and
December 30, 1988
                                  -----------                                                 -------
TOTAL                             $37,997,000                                                 636,845
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

     (2) An interest in Cooper Village was acquired by the Partnership through a general partnership, Cooper Village Partners ("CV Partners") consisting of the Partnership and Real Estate Income Partners III, Limited Partnership, an affiliated limited partnership. At December 31, 1997, the Partnership had a 58% interest in CV Partners. (See Note 3 to Financial Statements in Item 8 for a further discussion of the Partnership's interest in CV Partners.) The amounts shown herein for approximate purchase price and net rentable square feet represent 58% of the respective amounts for CV Partners.

Item 3. LEGAL PROCEEDINGS

     So far as is known to the General Partner, neither the Partnership nor its properties are subject to any material pending legal proceedings, however:

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

     On June 13, 1997, the Partnership, its affiliated partnership, Real Estate Income Partners III, and their general partner, Birtcher/Liquidity Properties, filed a complaint for declaratory relief in the Court of Chancery in Delaware against Bigelow/Diversified Secondary Partnership Fund 1990 L.P. The complaint seeks a declaration that the vote that the limited partners of the Partnership and Real Estate Income Partners III took pursuant to the respective consent solicitations dated February 18, 1997 was effective to dissolve the respective partnerships and complied with applicable law, that the actions of the General Partner in utilizing the consent solicitations to solicit the vote of the limited partners did not breach any fiduciary or contractual duty to such limited partners, and an award of costs and fees to the plaintiffs. The defendant has answered the complaint. The parties have initiated discovery. No motions are pending at this time.

                     DAMSON/BIRTCHER REALTY INCOME FUND-II,
                               LIMITED PARTNERSHIP


Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.


                                     PART II

Item 5. MARKET FOR THE REGISTRANT'S LIMITED PARTNERSHIP INTERESTS AND RELATED SECURITY HOLDER MATTERS

There is no public market for the limited partnership interests and a market is not expected to develop as such limited partnership interests are not publicly traded or freely transferable.

As of February 28, 1998, the number of holders of the Partnership's interests is as follows:

      General Partner                                              1
      Limited Partners                                         6,092
                                                               -----
                                                               6,093
                                                               =====

The Partnership makes quarterly cash distributions to its partners out of distributable cash pursuant to the Partnership's Agreement of Limited Partnership. Distributable cash is generally paid 99% to the Limited Partners and 1% to the General Partner.

The Partnership has paid the following quarterly cash distributions to its Limited Partners:

CALENDAR
QUARTERS       1998          1997            1996          1995           1994         1993
--------------------------------------------------------------------------------------------
First        $705,000      $600,000      $  463,000      $441,000      $358,000     $420,000
Second                      610,000         456,000       462,000       421,000      262,000
Third                       562,000         504,000       462,000       405,000      200,000
Fourth                      610,000       1,318,000       463,000       465,000      289,000


The Limited Partners and the General Partner are entitled to receive quarterly cash distributions, as available, in the future.

In December 1996, the Partnership made a $720,000 special distribution to its limited partners from a portion of the proceeds from the sale of Atrium Place. See Item 7, Liquidity and Capital Resources for further discussion.

                     DAMSON/BIRTCHER REALTY INCOME FUND-II,
                               LIMITED PARTNERSHIP

Item 6. SELECTED FINANCIAL DATA


                                                                  YEAR ENDED DECEMBER 31,
                           PERIOD ENDED     ----------------------------------------------------------------------
                            MARCH 31,
                              1997               1996                1995              1994               1993
                           ---------------------------------------------------------------------------------------
Total Revenues             $ 1,177,000        $ 4,859,000       $ 4,523,000         $ 4,637,000        $4,181,000
                           ===========        ===========       ===========         ===========        ==========

Net Income (Loss):
  General Partner          $     6,000        $    19,000       $    (6,000)        $     5,000        $    5,000
  Limited Partners             559,000          1,897,000          (569,000)            457,000           541,000
                           -----------        -----------       -----------         -----------        ----------

                           $   565,000        $ 1,916,000       $  (575,000)        $   462,000        $  546,000
                           ===========        ===========       ===========         ===========        ==========

Total Distributions:
  General Partner          $     5,000        $    21,000       $    18,000         $    17,000        $   12,000
                           ===========        ===========       ===========         ===========        ==========

  Limited Partners         $   600,000        $ 2,741,000       $ 1,828,000         $ 1,649,000        $1,171,000
                           ===========        ===========       ===========         ===========        ==========

The following summary of financial data is for the period since the Partnership adopted the liquidation basis of accounting.

                           PERIOD FROM
                     APRIL 1, 1997 THROUGH
                        DECEMBER 31, 1997
                     ---------------------
Property Operating
 Income, net               $ 2,304,000
                           ===========
Distributions to
 Partners                  $ 1,782,000
                           ===========
Net Assets in
 Liquidation
 at 12/31/97               $27,394,000
                           ===========
                                                                           DECEMBER 31,
                                              --------------------------------------------------------------------
                                                 1996                1995              1994               1993
                                              --------------------------------------------------------------------
Total Assets                                  $28,212,000        $29,134,000         $31,496,000       $32,737,000
                                              ===========        ===========         ===========       ===========


Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OPERATIONS

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

                     DAMSON/BIRTCHER REALTY INCOME FUND-II,
                               LIMITED PARTNERSHIP

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Cont'd.)

Capital Resources and Liquidity (Cont'd.)


However, an Information Statement, dated May 5, 1993, mandated that the General Partner seek a vote of the Limited Partners no later than December 31, 1996, regarding prompt liquidation of the Partnership in the event that properties with appraised values as of January 1993, which constituted at least one-half of the aggregate appraised values of all Partnership properties as of that date, are not sold or under contract for sale by the end of 1996. Given the mandate of the May 5, 1993 Information Statement, at December 31, 1995, the General Partner decided to account for the Partnership's properties as assets held for sale instead of for investment. In a Consent Solicitation dated February 18, 1997, the Partnership solicited and received the consent of the Limited Partners to dissolve the Partnership and gradually settle and close the Partnership's business and dispose of and convey the Partnership's property as soon as practicable, consistent with obtaining reasonable value for the properties. The Partnership's properties were held for sale throughout 1996 and 1997 and continue to be held for sale.

Working capital is and will be principally provided from the operation of the Partnership's properties and the working capital reserve established for the properties. The Partnership may incur mortgage indebtedness relating to such properties by borrowing funds primarily to fund capital improvements or to obtain financing proceeds for distribution to the partners.

Regular distributions for the year ended December 31, 1997 represent net cash flow from operations of the Partnership's properties and interest earned on the temporary investment of working capital, net of capital reserve requirements. Future cash distributions will be made principally to the extent of cash flow attributable to the operations and sales of the Partnership's properties, after capital reserve requirements. See Item 5 for a description of the Partnership's distribution history. The Partnership believes that the cash generated from its operations will provide the Partnership the funds necessary to meet all of its ordinary obligations.

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

Capital Resources and Liquidity (Cont'd.)


residual interest and deferred leasing fees that were previously subordinated to return of the Limited Partners' 9% Preferential Return. See Item 8, Note 4 to the Financial Statements for discussion of fees paid to the General Partner for the years ended December 31, 1997, 1996 and 1995.

On February 18, 1997, the General Partner mailed a Consent Solicitation to the Limited Partners which sought their consent to dissolve the Partnership and sell and liquidate all of its remaining properties as soon as practicable, consistent with selling the Partnership's properties to the best advantage under the circumstances. A majority in interest of the Limited Partners consented by March 13, 1997. As a result, the Partnership has adopted the liquidation basis of accounting as of March 31, 1997. The difference between the adoption of the liquidation basis of accounting as of March 13, 1997 and March 31, 1997 was not material.

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

Since the approval of the February 18, 1997 Consent Solicitation, the General Partner has been evaluating possible sales of Partnership properties, individually and as a portfolio, to liquidate and wind up the Partnership. Recently, the General Partner has solicited several offers from prospective purchasers to acquire all of the Partnership's remaining properties in a single transaction. The General Partner is evaluating these offers, and expects to either accept an offer or counter one or more of the offers soon. The offers are substantially similar in price, and value the Partnership's remaining properties on a collective basis at the high end of the range that the General Partner previously discussed in the February 18, 1997 Consent Solicitation. To help evaluate these offers, the General Partner is also evaluating local market conditions and potential sales of the properties on an individual basis. There can be no assurance as to when or at what price properties will be sold. If an agreement can be reached to sell the properties in a single transaction, the General Partner expects to complete such a transaction in 1998.

January 1, 1998 Property Appraisals and Net Asset Value

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

January 1, 1998 Property Appraisals and Net Asset Value (Cont'd.)


(then) current appraised values constituting at least one-half of the total
(then) current appraised values of all of the Partnership's properties are not sold or under contract for sale by the end of 1996.

Given this mandate, the General Partner requested that the appraiser provide an assessment of value that reflects a shorter investment holding term. Although the General Partner does not know how long it will take to sell the Partnership's properties, it requested that the appraiser assume that the entire portfolio would be sold over four years, in connection with the January 1995 appraisals, over three years in connection with the January 1996 appraisals, over approximately two years for the January 1997 appraisals and over the next year for the 1998 appraisals.

Using the shorter-term investment methodology that is consistent with the mandate of the 1993 amendment to the Partnership Agreement and the liquidation of the Partnership, the appraiser estimated the value of the Partnership's remaining properties at January 1, 1998 to be $32,713,000, net of estimated selling costs.

The foregoing appraised value of the Partnership's remaining properties indicates an estimated value of net assets in liquidation of $33,365,000 or $6,345 per $10,000 of original investor subscription. (Net assets in liquidation represent the appraised value of the Partnership's properties, cash, and other assets, less all liabilities including accrued expenses for liquidation).

Other Matters

The General Partner and its affiliates are currently working to resolve the potential impact of the year 2000 on the processing of date-sensitive information by the Partnership's computerized information systems. The year 2000 problem is the result of computer programs being written using two digits (rather than four) to define the applicable year. Any of the Partnership's programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000, which could result in miscalculations or system failures. Based on preliminary information, the cost of addressing potential problems is not currently expected to have a material adverse impact on the Partnership's financial position, results of operations or cash flows in future periods. However, the inability of the General Partner and its affiliates or their suppliers or distributors and other vendors to resolve such processing issues in a timely manner could have a material adverse impact on the Partnership. Accordingly, the General Partner and its affiliates plan to devote the necessary resources to resolve all significant year 2000 issues in a timely manner.

Results of Operations

Year Ended December 31, 1997

Because the Partnership adopted the liquidation basis of accounting on March 31, 1997, a comparison of the results of operations is not practical. The Statement of Net Assets

                     DAMSON/BIRTCHER REALTY INCOME FUND-II,
                               LIMITED PARTNERSHIP


Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Cont'd.)

Results of Operations (Cont'd.)

Year Ended December 31, 1997 (Cont'd.)


in Liquidation and Statement of Changes of Net Assets in Liquidation reflect the Partnership in the process of liquidation. Prior financial statements reflect the Partnership as a going concern. As the Partnership's assets (properties) are sold, the results of operations will be generated from a smaller asset base and are therefore not comparable. The Partnership's operating results have been reflected on the Statement of Changes of Net Assets in Liquidation since March 31, 1997 (the date of adoption of the liquidation basis of accounting) and the Statement of Operations for the three months ended March 31, 1997.

For the year ended December 31, 1997, the Partnership generated $3,019,000 of net operating income from operation of its properties. The decrease in net operating income for year ended December 31, 1997, when compared to 1996, was primarily the result of the sale of Atrium Place in November 1996.

Interest income resulted from the temporary investment of Partnership working capital. For the year ended December 31, 1997, interest income was approximately $72,000.

General and administrative expenses for the year ended December 31, 1997 include charges of $318,000 from the General Partner and its affiliates for services rendered in connection with administering the affairs of the Partnership and operating the Partnership's properties. Also included in general and administrative expenses for the year ended December 31, 1997 are direct charges of $517,000 relating to audit fees, tax preparation fees, legal and professional fees, insurance expenses, costs incurred in providing information to the Limited Partners and other miscellaneous costs. The increase in general and administrative expenses for the year ended December 31, 1997, as compared to 1996, was primarily attributable to the increase in legal and professional services, printing costs, postage and mailing expenses associated with the Partnership's solicitation of the Limited Partners for the Liquidation of the Partnership in March 1997.

Accrued expenses for liquidation, as reflected in the Statement of Net Assets in Liquidation as of December 31, 1997, are not included in results of operations for the three month period ended March 31, 1997. The liquidation basis of accounting was adopted on March 31, 1997 therefore, it was not appropriate to include such adjustments in the results of operations for prior periods. Accrued expenses for liquidation as of December 31, 1997, includes estimates of costs to be incurred in carrying out the dissolution and liquidation of the Partnership. These costs include estimates of legal fees, accounting fees, tax preparation and filing fees, professional services and the general partner's liability insurance. The actual costs could vary significantly from the related provisions due to the uncertainty related to the length of time required to complete the liquidation and dissolution and the complexities which may arise in disposing of the Partnership's remaining assets.

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

On November 21, 1996, the Partnership sold Atrium Place, a single-story 23,970 square foot office building located on 1.74 acres of land in Arlington Heights, Illinois to an unaffiliated third party. The sales price was $825,000 ($784,000 net of closing costs and escrow fees) and the net proceeds of the sale amounted to approximately $720,000 after all prorations and credits to the buyer. In December 1995, the General Partner had adjusted the carrying value of the property in accordance with the guidelines of FAS 121, which resulted in a write-down of $167,000 and an adjusted carrying value of $829,000. In September 1996, the General Partner adjusted the carrying value by another $75,000 to $754,000 upon disposition. The resulting gain on sale, after taking into consideration all costs of disposition, amounted to $30,000 as reflected in the Statement of Operations. The General Partner was not paid a commission or disposition fee as part of this transaction.

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

                     DAMSON/BIRTCHER REALTY INCOME FUND-II,
                               LIMITED PARTNERSHIP


Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Recent Accounting Pronouncements

In June 1997, the FASB issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"). SFAS 130 establishes standards for the reporting and display of comprehensive income and its components (revenue, expenses, gains and losses) in a full set of general-purpose financial statements. SFAS 130 requires all items that are necessary to be recognized under accounting standards as components of comprehensive income to be reported in a financial statement that is displayed with the same prominence as other financial statements. SFAS 130 does not require a specific format for that financial statement, but requires that an enterprise display an amount representing total comprehensive income for the period covered by that financial statement. SFAS 130 requires an enterprise to
(a) classify items of other comprehensive income by their nature in a financial statement and (b) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a statement of financial position. SFAS 130 is effective for fiscal years beginning after December 15, 1997. The adoption of SFAS 130 will not have an impact on the Partnership's financial reporting.

In June 1997, the FASB issued Statement of Financial Accounting Standards No. 131, "Disclosure About Segments of an Enterprise and Related Information" ("SFAS 131"). SFAS 131 establishes standards for public business enterprises to report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to stockholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers. This statement supersedes FASB Statement No. 14, "Financial Reporting for Segments of a Business Enterprise," but retains the requirement to report information about major customers. It amends FASB Statement No. 94, "Consolidation of All Majority-Owned Subsidiaries," to remove the special disclosure requirements for previously unconsolidated subsidiaries. SFAS 131 requires, among other items, that a public business enterprise report a measure of segment profit or loss, certain specific revenue and expense items, segment assets, information about the revenues derived from the enterprise's products or services and major customers. SFAS 131 also requires that the enterprise report descriptive information about the way that the operating segments were determined and the products and services provided by the operating segments. SFAS 131 is effective for financial statements for periods beginning after December 15, 1997. In the initial year of application, comparative information for earlier years is to be restated. SFAS 131 need not be applied to interim financial statements in the initial year of its application, but comparative information for interim periods in the initial year of application is to be reported in financial statements for interim periods in the second year of application. The adoption of SFAS 131 will not have a material impact on the Partnership's financial reporting.

                     DAMSON/BIRTCHER REALTY INCOME FUND-II,
                               LIMITED PARTNERSHIP

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                      DAMSON/BIRTCHER REALTY INCOME FUND-II
                               LIMITED PARTNERSHIP

                   INDEX TO FINANCIAL STATEMENTS AND SCHEDULE

                                                                                   Page
                                                                                   ----
Independent Auditors' Report....................................................    F-3

Financial Statements:

      Statement of Net Assets in Liquidation as of December 31, 1997............    F-4

      Statement of Changes of Net Assets in Liquidation for the Nine Months
      Ended December 31, 1997...................................................    F-5

      Balance Sheet as of December 31, 1996.....................................    F-6

      Statements of Operations for the Three Months Ended March 31, 1997
      and the Years Ended December 31, 1996 and 1995............................    F-7

      Statements of Changes in Partners' Capital for the Three Months Ended
      March 31, 1997 and the Years Ended December 31, 1996 and 1995.............    F-8

      Statements of Cash Flows for the Three Months Ended March 31, 1997
      and the Years Ended December 31, 1996 and 1995............................    F-9

      Notes to Financial Statements................................................F-10

Schedule:
      III - Real Estate in Liquidation and Accumulated Depreciation as of
      December 31, 1997............................................................F-21

Information required by other schedules called for under Regulation S-X is either not applicable or is included in the financial statements.

                             COOPER VILLAGE PARTNERS
                             (A GENERAL PARTNERSHIP)

                   INDEX TO FINANCIAL STATEMENTS AND SCHEDULE

Independent Auditors' Report....................................................   F-24

Financial Statements:

      Statement of Net Assets in Liquidation as of December 31, 1997............   F-25

      Statement of Changes of Net Assets in Liquidation for the Nine Months
      Ended December 31, 1997...................................................   F-26

      Balance Sheet as of December 31, 1996.....................................   F-27

      Statements of Operations for the Three Months Ended March 31, 1997
      and the Years Ended December 31, 1996 and 1995............................   F-28

                     DAMSON/BIRTCHER REALTY INCOME FUND-II,
                               LIMITED PARTNERSHIP

                            COOPER VILLAGE PARTNERS
                            (A General Partnership)

             INDEX TO FINANCIAL STATEMENTS AND SCHEDULE (Continued)

                                                                                   Page
                                                                                   ----
      Statements of Changes in Partners' Capital for the Three Months Ended
      March 31, 1997 and for the Years Ended December 31, 1996
      and 1995..................................................................   F-29

      Statements of Cash Flows for the Three Months Ended March 31, 1997
      and the Years Ended December 31, 1996 and 1995............................   F-30

      Notes to Financial Statements.............................................   F-31

Schedule:
      III --Real Estate in Liquidation and Accumulated Depreciation as of
      December 31, 1997.........................................................   F-37

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the net assets in liquidation as of December 31, 1997 and financial position as of December 31, 1996 of Damson/Birtcher Realty Income Fund-II, and the changes of net assets in liquidation for the nine months ended December 31, 1997 and the results of its operations and its cash flows for the three months ended March 31, 1997 and each of the years in the two-year period ended December 31, 1996, in conformity with generally accepted accounting principles applied on the bases of accounting discussed in note 2. Also in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in notes 1 and 2 to the financial statements, Damson/Birtcher Realty Income Fund-II has changed its basis of accounting as of March 31, 1997 from the going-concern basis to the liquidation basis.

                                        KPMG PEAT MARWICK LLP

Orange County, California
March 6, 1998

                     DAMSON/BIRTCHER REALTY INCOME FUND-II,
                               LIMITED PARTNERSHIP

                     STATEMENT OF NET ASSETS IN LIQUIDATION
                                DECEMBER 31, 1997


ASSETS (Liquidation Basis):
Properties                                                        $23,102,000
Investment in Cooper Village Partners                               3,640,000
Cash and cash equivalents                                           1,455,000
Accounts receivable                                                   121,000
Other assets                                                           25,000
                                                                  -----------
     Total Assets                                                  28,343,000
                                                                  -----------
LIABILITIES (Liquidation Basis):

Accounts payable and accrued liabilities                              667,000
Accrued expenses for liquidation                                      282,000
                                                                  -----------
     Total Liabilities                                                949,000
                                                                  -----------
Net Assets in Liquidation                                         $27,394,000
                                                                  ===========









   The accompanying notes are an integral part of these Financial Statements.

                     DAMSON/BIRTCHER REALTY INCOME FUND-II,
                               LIMITED PARTNERSHIP

                STATEMENT OF CHANGES OF NET ASSETS IN LIQUIDATION
                   FOR THE NINE MONTHS ENDED DECEMBER 31, 1997



Net assets in liquidation at March 31, 1997                               $27,255,000

Increase (decrease) during period:
     Operating activities:
        Property operating income, net                                      2,304,000
        Equity in earnings of Cooper Village Partners                         203,000
        Interest income                                                        52,000
        General and administrative expenses                                  (591,000)
        Leasing commissions                                                   (47,000)
                                                                          -----------

                                                                            1,921,000


     Liquidating activities -- distribution to partners                    (1,782,000)
                                                                          -----------

Net increase in assets in liquidation                                         139,000
                                                                          -----------

Net assets in liquidation at December 31, 1997                            $27,394,000
                                                                          ===========




   The accompanying notes are an integral part of these financial statements.

                     DAMSON/BIRTCHER REALTY INCOME FUND-II,
                               LIMITED PARTNERSHIP

                                  BALANCE SHEET

                                                                 DECEMBER 31,
                                                                    1996
                                                                -------------
ASSETS
Properties held for sale (net of valuation
  allowance of $1,028,000)                                      $ 22,318,000

Investment in Cooper Village Partners                              3,630,000
Cash and cash equivalents                                          1,639,000
Accounts receivable                                                   30,000
Accrued rent receivable                                              436,000
Prepaid expenses and other assets, net                               159,000
                                                                ------------

                                                                $ 28,212,000
                                                                ============

LIABILITIES AND PARTNERS' CAPITAL

Accounts payable and accrued liabilities                        $    636,000
                                                                ------------

Partners' capital (deficit):
  Limited Partners                                                27,746,000
  General Partner                                                   (170,000)
                                                                ------------
                                                                  27,576,000

Commitments and contingencies                                   ------------
                                                                $ 28,212,000
                                                                ============











   The accompanying notes are an integral part of these Financial Statements.

                     DAMSON/BIRTCHER REALTY INCOME FUND-II,
                               LIMITED PARTNERSHIP


                            STATEMENTS OF OPERATIONS

                                             FOR THE
                                          THREE MONTHS
                                              ENDED                            FOR THE YEARS
                                             MARCH 31,                       ENDED DECEMBER 31,
                                               1997                      1996               1995
                                           ------------                ----------------------------
REVENUES:
    Rental income                            $1,157,000                $4,760,000        $4,430,000
    Interest and other income                    20,000                    69,000            93,000
    Gain on sale of property                         --                    30,000                --
                                             ----------                ----------        ----------
      Total revenues                          1,177,000                 4,859,000         4,523,000
                                             ----------                ----------        ----------
EXPENSES:
    Operating expenses                          255,000                 1,039,000         1,111,000
    Real estate taxes                           187,000                   682,000           722,000
    Depreciation and amortization                17,000                    73,000         1,252,000
    General and administrative                  244,000                   684,000           688,000
    Adjustment to carrying value of
      real estate                                    --                   563,000           707,000
                                             ----------                ----------        ----------
      Total expenses                            703,000                 3,041,000         4,480,000
                                             ----------                ----------        ----------

Income before equity in earnings
  (loss) of Cooper Village Partners             474,000                 1,818,000            43,000
Equity in earnings (loss) of
  Cooper Village Partners                        91,000                    98,000          (618,000)
                                             ----------                ----------        -----------
NET INCOME (LOSS)                            $  565,000                $1,916,000        $ (575,000)
                                             ==========                ==========        ===========
NET INCOME (LOSS) ALLOCABLE TO:

    General Partner                          $    6,000                $   19,000        $   (6,000)
                                             ==========                ==========        ===========
    Limited Partners                         $  559,000                $1,897,000        $ (569,000)
                                             ==========                ==========        ===========








   The accompanying notes are an integral part of these Financial Statements.

                     DAMSON/BIRTCHER REALTY INCOME FUND-II,
                               LIMITED PARTNERSHIP

                   STATEMENTS OF CHANGES IN PARTNERS' CAPITAL

                                               FOR THE THREE MONTHS ENDED MARCH 31, 1997
                                                   AND THE YEARS ENDED DECEMBER 31,
                                                            1996 AND 1995
                                     -----------------------------------------------------------
                                     GENERAL                 LIMITED
                                     PARTNER                 PARTNERS                  TOTAL
                                     -----------------------------------------------------------
Balance, December 31, 1994            $(144,000)            $30,987,000              $30,843,000

    Net loss                             (6,000)               (569,000)                (575,000)
    Distributions                       (18,000)             (1,828,000)              (1,846,000)
                                      ----------            ------------             ------------

Balance, December 31, 1995             (168,000)             28,590,000               28,422,000

    Net income                           19,000               1,897,000                1,916,000
    Distributions                       (21,000)             (2,741,000)              (2,762,000)
                                      ----------            ------------             ------------

Balance, December 31, 1996             (170,000)             27,746,000               27,576,000

    Net income                            6,000                 559,000                  565,000
    Distributions                        (5,000)               (600,000)                (605,000)
                                      ----------            ------------             ------------

Balance, March 31, 1997               $(169,000)            $27,705,000              $27,536,000
                                      ==========            ============             ===========












   The accompanying notes are an integral part of these Financial Statements.

                     DAMSON/BIRTCHER REALTY INCOME FUND-II,
                               LIMITED PARTNERSHIP


                            STATEMENTS OF CASH FLOWS

                                                      FOR THE
                                                    THREE MONTHS
                                                       ENDED                            FOR THE YEARS
                                                      MARCH 31,                       ENDED DECEMBER 31,
                                                    ------------             -----------------------------------
                                                        1997                    1996                     1995
                                                    ------------             -----------------------------------
Cash flows from operating activities:
Net income (loss)                                   $  565,000               $1,916,000               $ (575,000)
Adjustments to reconcile net income
      (loss) to net cash provided by
      operating activities:
        Depreciation and amortization                   17,000                   73,000                1,252,000
        Equity in (earnings) loss of Cooper
          Village Partners                             (91,000)                 (98,000)                 618,000
        Adjustment to carrying value of
          real estate                                       --                  563,000                  707,000
        Gain on sale of property                            --                  (30,000)                      --
Changes in:
      Accounts receivable                              (14,000)                  (1,000)                   2,000
      Accrued rent receivable                           42,000                   91,000                  (56,000)
      Prepaid expenses and other assets                (26,000)                  11,000                  (61,000)
      Accounts payable and accrued
        liabilities                                     68,000                  (76,000)                  59,000
                                                    ----------               ----------               ----------
Net cash provided by operating
      activities                                       561,000                2,449,000                1,946,000
                                                    ----------               ----------               ----------
Cash flows from investing activities:
      Investments in real estate                       (61,000)                (247,000)                (410,000)
      Proceeds from sale of property                        --                  784,000                       --
      Distributions received from
      Cooper Village Partners                           70,000                  360,000                  307,000
                                                    ----------               ----------               ----------
Net cash provided by (used in)
  investing activities                                   9,000                  897,000                 (103,000)
                                                    ----------               ----------               ----------
Cash flows from financing activities -
      distributions                                   (605,000)              (2,762,000)              (1,846,000)
                                                    ----------               ----------               ----------
Net increase (decrease) in cash and
      cash equivalents                                 (35,000)                 584,000                   (3,000)
Cash and cash equivalents, beginning
      of period                                      1,639,000                1,055,000                1,058,000
                                                    ----------               ----------               ----------
Cash and cash equivalents, end
      of period                                     $1,604,000               $1,639,000               $1,055,000
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

     The amendment modified the Partnership Agreement to eliminate the General Partner's 10% subordinated interest in distributions of Distributable Cash (net cash from operations) and to reduce its subordinated interest in such distributions from 10% to 1%. The amendment also modified the Partnership Agreement to eliminate the General Partner's 10% subordinated interest in Sale or Financing Proceeds (net cash from sale or financing of Partnership property) and to reduce its subordinated interest in such proceeds from 15% to 1%. In lieu thereof, the Partnership Agreement now provides for the Partnership's payment to the General Partner of an annual asset management fee equal initially to .75% of the aggregate appraised value of the Partnership's properties. At January 1, 1997 and 1996 the portfolio was appraised at an aggregate value of approximately $32,713,000 and $30,355,000 (unaudited), respectively, which includes the Partnership's interest in Cooper Village Partners which was appraised at $3,683,000 (unaudited) and $3,735,000 (unaudited), respectively. The factor used to calculate the annual asset management fee is reduced by .10% each year beginning after December 31, 1996 (e.g., from .75% in 1996 to .65% in 1997 and .55% in 1998).

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

     Although the unpaid 9% Preferential Return to the Limited Partners aggregates approximately $29,625,000 as of December 31, 1997, it is anticipated that the limited partners will not realize this return due to a comparable liquidation value of $27,394,000. See Information Statement dated February 18, 1997 for further discussion.

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

     On February 18, 1997, the Partnership mailed a Consent Solicitation to the Limited Partners which sought their consent to dissolve the Partnership and sell and liquidate all of its remaining properties as soon as practicable, consistent with obtaining reasonable value for the Partnership's properties. A majority in interest of the Limited Partners consented by March 13, 1997. As a result, the Partnership has adopted the liquidation basis of accounting as of March 31, 1997. The difference between the adoption of the liquidation basis of accounting as of March 13, 1997 and March 31, 1997 was not material.

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

     Since the approval of the February 18, 1997 Consent Solicitation, the General Partner has been evaluating possible sales of Partnership properties, individually and as a portfolio, to liquidate and wind up the Partnership. Recently, the General Partner has solicited several offers from prospective purchasers to acquire all of the Partnership's remaining properties in a single transaction. The General Partner is evaluating these offers, and expects to either accept an offer or counter one or more of the offers soon. The offers are substantially similar in price, and value the Partnership's remaining properties on a collective basis at the high end of the range that the General Partner previously discussed in the February 18, 1997 Consent Solicitation. To help evaluate these offers, the General Partner is also evaluating local market conditions and potential sales of the properties on an individual basis. There can be no assurance as to when or at what price properties will be sold. If an agreement can be reached to sell the properties in a single transaction, the General Partner expects to complete such a transaction in 1998.

     As of December 31, 1995 the General Partner decided to treat its properties as held for sale, instead of for investment, for financial statement purposes. Since adoption of the 1993 amendment, the General Partner has considered several preliminary indications of interest from third parties to acquire some or all of the Partnership's properties. Apart from the sale of Atrium Place, these transactions never materialized, primarily because the General Partner rejected as too low the valuations of the Partnership's remaining properties as proposed by the potential purchasers. The Partnership's properties were held for sale throughout 1996 and 1997 and continue to be held for sale.

     In accordance with Statement of Financial Accounting Standards No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" and the liquidation basis of accounting adopted on March 31, 1997 (see Note 2), the carrying value of these properties was evaluated to ensure that each property is carried on the Partnership's balance sheet at the lower of cost or fair value less estimated selling costs and estimated net realizable value, respectively. The General Partner estimated fair value for this purpose based on appraisals performed as of January 1, 1998 at December 31, 1997 and as of January 1, 1997 at December 31, 1996.

                     DAMSON/BIRTCHER REALTY INCOME FUND-II,
                               LIMITED PARTNERSHIP

NOTES TO FINANCIAL STATEMENTS (Cont'd.)

(1)  Organization and Operations (Cont'd.)


     The January 1, 1998 appraisals assume that the properties will be sold within approximately the next year and that the sales will take place on a property by property basis between willing buyers and willing sellers. Among the strategies the General Partner will consider to accomplish the dissolution is a sale of the Partnership's portfolio in a single transaction, or a sale of some or all of the Partnership's properties in a "package" with properties of affiliated partnerships. If the properties were sold in a "package" such sale would most likely result in a lower aggregate sales price, but more rapid distribution of dissolution proceeds to the Limited Partners, as compared to a series of individual sale transactions. Furthermore, fair value can only be determined based upon sales to third parties, and sales proceeds could differ substantially from appraised values.

(2)  Summary of Significant Accounting Policies

     Liquidation Basis

     The Partnership adopted the liquidation basis of accounting as of March 31, 1997. The liquidation basis of accounting is appropriate when liquidation appears imminent, the Partnership can no longer be classified as a going concern and the net realizable values of the Partnership's assets are reasonably determinable. Under this method of accounting, assets and liabilities are stated at their estimated net realizable values and costs of liquidating the Partnership are provided to the extent reasonably determinable.

     Carrying Value of Real Estate (prior to the adoption of the liquidation basis of accounting)

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

     Further, assets held for sale, including any unrecoverable accrued rent receivable or capitalized leasing commissions, should be carried at the lower of carrying value or fair value less estimated selling costs. Any adjustment to carrying value is recorded as a valuation allowance against property held for sale. Each reporting period, the General Partner reviews its estimates of fair value, which are decreased or increased up to the original carrying value. Finally, assets held for sale are no longer depreciated. The adoption of FAS 121 did not have a material impact on the Partnership's operations or financial position as the General Partner adopted FAS 121 at December 31, 1995 and prior to December 31, 1995, the Partnership did not have any properties held for sale.

     As noted above, as of December 31, 1995 the General Partner decided to account for the Partnership's properties as assets held for sale, assuming a 12 month holding period, instead of for investment. Accordingly, the General Partner compared the carrying value of each property to its appraised value as of January 1, 1996. If the carrying value of a property and certain related assets were greater than its appraised value, less estimated selling costs, the General Partner reduced the carrying value of the property by the

                     DAMSON/BIRTCHER REALTY INCOME FUND-II,
                               LIMITED PARTNERSHIP


NOTES TO FINANCIAL STATEMENTS (Cont'd.)

(2)  Summary of Significant Accounting Policies (Cont'd.)

     Carrying Value of Real Estate (Cont'd)


     difference. Using this methodology, the General Partner determined that Atrium Place, Kennedy Corporate Center, Lakeland Industrial Park and Cooper Village (58% interest) had carrying values greater than they had appraised values, and therefore reduced their carrying values by $167,000, $500,000, $40,000, and $789,000 to $829,000, $2,625,000, $4,929,000 and $3,704,000,
     respectively.

     Utilizing the same methodology, assuming a twelve month holding period, for the year ended December 31, 1996, the General Partner determined that LaderaII Shopping Center and Kennedy Corporate Center had carrying values greater than their respective appraised values, less selling costs. As a result, the carrying values were adjusted by $185,000 and $343,000 to $2,200,000 and $2,460,000, respectively. In addition, the carrying value of Atrium Place was reduced in September 1996 by $75,000 in order to reflect its approximate selling price and the carrying value of Lakeland Industrial Park was increased by $40,000 to $5,300,000, its estimated fair value less selling costs.

     Cash and Cash Equivalents

     The Partnership invests its excess cash balances in short-term investments (cash equivalents). These investments are stated at cost, which approximates market, and consist of money market, certificates of deposit and other non- equity-type cash investments. Cash equivalents at December 31, 1997 and 1996, totaled $1,403,000 and $1,442,000, respectively. Cash equivalents are defined as temporary non-equity investments with original maturities of three months or less, which can be readily converted into cash and are not subject to changes in market value.

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

              Building improvements                            3 to 30


     Revenue Recognition

     Through March 31, 1997, rental income pertaining to operating lease agreements which specify scheduled rent increases or free rent periods, was recognized on a straight-line basis over the period of the related lease agreement. After March 31, 1997, rental income has been recognized according to the lease terms.

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

     Following are the Partnership's assets and liabilities as determined in accordance with generally accepted accounting principles ("GAAP") (liquidation basis of accounting and going concern basis) and for federal income tax reporting purposes at December 31:

                                 1997                                    1996
                    GAAP BASIS         TAX BASIS            GAAP BASIS          TAX BASIS
                   (LIQUIDATION)      (UNAUDITED)         (GOING CONCERN)      (UNAUDITED)
------------------------------------------------------------------------------------------
Total Assets       $28,343,000        $35,416,000           $28,212,000        $35,864,000
Total
Liabilities        $   949,000        $   667,000           $   636,000        $   636,000

     Following are the differences between Financial Statement and tax return income:

                                             1997                1996               1995
------------------------------------------------------------------------------------------
Net income (loss) per Financial
Statements (period ending March
31, 1997 for 1997)                         $  565,000        $1,916,000          $(575,000)

Change in net assets in
liquidation from operating
activities for the nine months
ended December 31, 1997                     1,921,000               --                  --

Adjustment to carrying value of
real estate                                       --            563,000             707,000

Equity in loss of Cooper
Village due to adjustment in
carrying value                                    --            239,000             789,000

Depreciation differences on
investments in real estate                (1,406,000)       (1,482,000)           (304,000)

Loss on sale of property in
excess of book value                              --        (1,184,000)                 --

Other                                          55,000            70,000              94,000
-------------------------------------------------------------------------------------------
Taxable income per Federal tax
return (unaudited)                         $1,135,000         $ 122,000           $ 711,000
===========================================================================================

                     DAMSON/BIRTCHER REALTY INCOME FUND-II,
                               LIMITED PARTNERSHIP


NOTES TO FINANCIAL STATEMENTS (Cont'd.)

(2) Summary of Significant Accounting Policies (Cont'd.)


     Significant Tenants

     Rental income from Iomega Corporation totaled $1,216,000 in 1997, $1,210,000 in 1996 and $1,120,000 in 1995, or approximately 25%, 25% and
     24%, respectively, of the Partnership's total rental income. Rental income from Delta Dental Corporation totaled $860,000 in 1997, $755,000 in 1996 and $701,000 in 1995, or approximately 18%, 16% and 16%, respectively, of the Partnership's total rental income.

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

     Estimations

     The preparation of financial statements in conformity with generally accepted accounting principles requires the General Partner to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses or changes in net assets during the reporting period. Actual results could differ from those estimates.

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

                                                                          DECEMBER 31,
                                                                             1997
                                                                          ------------
     Condensed Statement of Net Assets in Liquidation:

     Property                                                              $6,102,000
     Cash and Other Assets                                                    401,000
     Liabilities                                                             (144,000)
                                                                           ----------

     Net assets in liquidation                                             $6,359,000
                                                                           ==========

                                                                           DECEMBER 31,
                                                                              1996
                                                                          ------------
     Condensed Balance Sheet:

     Property held for sale (net of
       valuation allowance of $1,772,000)                                  $6,011,000
     Cash and Other Assets                                                    460,000
                                                                           ----------

       Total Assets                                                        $6,471,000
                                                                           ==========

     Accounts Payable and
       Accrued Liabilities                                                 $  114,000
     Partners' Capital                                                     $6,357,000
                                                                           ----------

       Total Liabilities and
       Partners' Capital                                                   $6,471,000
                                                                           ==========

                                                                          NINE MONTHS
     Condensed Statement of Changes                                    ENDED DECEMBER 31,
      Of Net Assets in Liquidation:                                          1997
                                                                           ----------

     Net Assets in Liquidation
       at March 31, 1997                                                   $6,384,000
     Increase (decrease) during period:
        Operating Activities                                                  345,000
        Liquidating Activities                                               (370,000)
                                                                            ----------
    Net decrease in Assets in
       Liquidation                                                            (25,000)
                                                                           ----------
     Net Assets in Liquidation at
       December 31, 1997                                                   $6,359,000
                                                                           ==========


                                                       FOR THE                             FOR THE
                                                     THREE MONTHS                        YEARS ENDED
                                                    ENDED MARCH 31,                      DECEMBER 31,
     Condensed Statements of Operations:                 1997                    1996                   1995
                                                    ---------------           ----------             ----------
     Rental and Other Income                           $ 242,000              $1,072,000             $1,046,000
     Operating and Other Expenses                        (84,000)               (483,000)              (498,000)
     Adjustment to Carrying Value
       of Real Estate                                          -                (412,000)            (1,360,000)
     Depreciation and Amortization                        (2,000)                 (8,000)              (253,000)
                                                       ----------             -----------            -----------
     Net Income (Loss)                                 $ 156,000              $  169,000            $(1,065,000)
                                                       ==========             ===========           ============

                     DAMSON/BIRTCHER REALTY INCOME FUND-II,
                               LIMITED PARTNERSHIP


NOTES TO FINANCIAL STATEMENTS (Cont'd.)

     (4) Transactions with Affiliates

     The Partnership has no employees and, accordingly, the General Partner and its affiliates perform services on behalf of the Partnership in connection with administering the affairs of the Partnership. The General Partner and affiliates are reimbursed for their general and administrative costs actually incurred and associated with services performed on behalf of the Partnership. For the years ended December 31, 1997, 1996 and 1995 the Partnership was charged with approximately $114,000, $130,000 and $161,000, respectively, of such expenses.

     An affiliate of the General Partner provides property management services with respect to the Partnership's properties and receives a fee for such services not to exceed 6% of the gross receipts from the properties under management, provided that leasing services are performed, otherwise not to exceed 3%. Such fees amounted to approximately $159,000 in 1997, $168,000 in 1996 and $158,000 in 1995. The General Partner was also paid a leasing fee for services rendered in connection with leasing space in a partnership property after the expiration or termination of any lease of such space including renewal options. Such fees amounted to $35,000, $19,000 and $55,000 for the years ended December 31, 1997, 1996, and 1995, respectively. As reimbursement of costs for on-site property management personnel and other related costs, an affiliate of the General Partner received $109,000 in 1997, $108,000 in 1996 and $122,000 in 1995. In
     addition to the aforementioned, the General Partner was also paid $51,000, $54,000 and $51,000 related to the Partnership's portion (58%) of property management fees, leasing fees, reimbursement of on-site property management personnel and other reimbursable expenses for CV Partners for the year ended December 31, 1997, 1996 and 1995, respectively.

     The amended Partnership Agreement provides for the Partnership's payment to the General Partner of an annual asset management fee equal to .65% (75% in 1996) of the aggregate appraised value of the Partnership's properties as determined by independent appraisal undertaken in January of each year. Such fees for the year ended December 31, 1997, 1996 and 1995, amounted to $170,000, $199,000 and $199,000, respectively. In addition to the aforementioned, the General Partner was also paid $23,000, $28,000 and $34,000, related to the Partnership's portion (58%) of asset management fees for Cooper Village Partners for the years ended December 31, 1997, 1996 and 1995, respectively.

(5) Gain on Disposition of Assets

     On November 21, 1996, the Partnership sold Atrium Place, a single-story 23,970 square foot office building located on 1.74 acres of land in Arlington Heights, Illinois to an unaffiliated third party. The sales price was $825,000 ($784,000 net of closing costs and escrow fees) and the net proceeds of the sale amounted to approximately $720,000 after all prorations and credits to the buyer. In December 1995, the General Partner had adjusted the carrying value of the property in accordance with the guidelines of FAS 121, which resulted in a write-down of $167,000 and an adjusted carrying value of $829,000. In September 1996, the General Partner adjusted the carrying value by another $75,000 to $754,000 upon disposition. The resulting gain on sale, after taking into consideration all costs of disposition, amounted to $30,000 as reflected in the Statement of Operations. The General Partner was not paid a commission or disposition fee as part of this transaction.

                     DAMSON/BIRTCHER REALTY INCOME FUND-II,
                               LIMITED PARTNERSHIP


NOTES TO FINANCIAL STATEMENTS (Cont'd.)


(6)  Commitments and Contingencies

     Litigation

     So far as is known to the General Partner, neither the Partnership nor its properties are subject to any material pending legal proceedings, however:

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

     Future Minimum Annual Rentals

     The Partnership has determined that all leases which had been executed as of December 31, 1997, are properly classified as operating leases for financial reporting purposes. Future minimum annual rental income to be received under such leases as of December 31, 1997, is as follows:

           Year Ending December 31,
           ------------------------
                     1998                                        $3,535,000
                     1999                                         2,628,000
                     2000                                         1,588,000
                     2001                                           764,000
                     2002                                           474,000
                  Thereafter                                            --
                                                                 ----------
                                                                 $8,989,000
                                                                 ==========


     Certain of these leases also provide for, among other things: tenant reimbursements to the Partnership of certain operating expenses; payments of additional rents in amounts equal to a set percentage of the tenant's annual revenue in excess of specified levels; and escalations in annual rents based upon the Consumer Price Index.

                     DAMSON/BIRTCHER REALTY INCOME FUND-II,
                               LIMITED PARTNERSHIP


NOTES TO FINANCIAL STATEMENTS (Cont'd.)


(7) Accounts Payable and Accrued Liabilities

     Accounts payable and accrued liabilities consist of the following:

                                                     DECEMBER 31,
                                             -----------------------------
                                                1997               1996
                                             -----------------------------
     Real estate taxes                       $354,000            $352,000
     Security deposits                        157,000             161,000
     Accounts payable and other               156,000             123,000
                                             --------            --------
                                             $667,000            $636,000
                                             ========            ========


(8)  Accrued Expenses for Liquidation

     Accrued expenses for liquidation as of December 31, 1997, includes estimates of costs to be incurred in carrying out the dissolution and liquidation of the Partnership. These costs include estimates of legal fees, accounting fees, tax preparation and filing fees, other professional services and the general partner's liability insurance.


(9)  Allowance for Doubtful Accounts

                                                 YEARS ENDED DECEMBER 31,
                                                 1996                1995
                                              ------------------------------
     Balance at beginning of year             $     --             $ 23,000
     Additions                                      --                  --
     Writeoffs                                      --              (23,000)
                                              ---------            --------
     Balance at end of year                   $     --             $    --
                                              =========            ========


(10) Subsequent Events

     On February 28, 1998, the Partnership made an aggregate cash distribution of $705,000 to its Limited Partners.

                     DAMSON/BIRTCHER REALTY INCOME FUND-II,
                               LIMITED PARTNERSHIP

                     DAMSON/BIRTCHER REALTY INCOME FUND-II,
                               LIMITED PARTNERSHIP

                                  SCHEDULE III
             REAL ESTATE IN LIQUIDATION AND ACCUMULATED DEPRECIATION
                             AS OF DECEMBER 31, 1997
                             (AMOUNTS IN THOUSANDS)


        COL. A                    COL. C                  COL. D                   COL. E             COL. F     COL. H    COL. I
        ------                    ------                  ------                   ------             ------     ------    ------
                                                    COSTS CAPITALIZED
                                 INITIAL COST           SUBSEQUENT          GROSS AMOUNT AT WHICH
                               TO PARTNERSHIP(c)   TO THE ACQUISITION    CARRIED AT CLOSE OF PERIOD(b)
                              -------------------  ------------------    ----------------------------
                                     BUILDINGS                                    BUILDINGS            ACCUM.
                                       AND                                          AND                DEPRE-
                                     IMPROVE-     IMPROVE-   CARRYING             IMPROVE-            CIATION     DATE   DEBRECIABLE
DESCRIPTION (a)               LAND    MENTS        MENTS     COSTS(b)     LAND     MENTS      TOTAL(d)  (d)     ACQUIRED   LIFE(e)
------------------------------------------------------------------------------------------------------------------------------------
Lakeland Industrial Park
Milwaukee, WI                 270     5,973        1,292      (2,409)      268      4,858       5,126     -     12/19/85    30 years
                                                                                                                   and
                                                                                                                11/25/86
Kennedy Corporate Center
Palatine, IL                  641     4,252          925      (3,196)      574      2,048       2,622     -     01/08/86    30 years

Iomega/Northpointe
  Business Center
Roy, UT                       672     7,834          491      (2,631)      672      5,694       6,366     -     01/31/86    30 years

Ladera Shopping Center,
  Phase II
Albuquerque, NM               829     2,241          114        (959)      821      1,404       2,225     -     02/07/86    30 years

Creekridge Center
Bloomington, MN             1,312    11,304          465      (6,318)      966      5,797       6,763     -     09/23/86    30 years
                           ------   -------       ------    ---------   ------    -------     -------  ----
TOTAL                      $3,724   $31,604       $3,287    $(15,513)   $3,301    $19,801     $23,102     -
                           ======   =======       ======    =========   ======    =======     =======  ====

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

(b) Upon adoption of the liquidation basis of accounting on March 31, 1997, accumulated depreciation was deleted through an adjustment to the cost of the properties.

     At December 31, 1996, the General Partner determined that Ladera-II Shopping Center and Kennedy Corporate Center had carrying values greater than their respective appraised values, less selling costs, and therefore provided an aggregate valuation allowance of $528,000 against property held for sale. In addition, the carrying value of Lakeland Industrial Park was increased by $40,000 to $5,300,000, its estimated fair value less selling costs.

     At December 31, 1995, the General Partner determined that Atrium Place, Kennedy Corporate Center, and Lakeland Industrial Park had carrying values greater than they had appraised values less selling costs, and therefore provided a valuation allowance of $707,000 against the properties held for sale.

     The aggregate cost of land, buildings and improvements for Federal income tax purposes (unaudited) was $41,769,000 as of December 31, 1997. The differences between the aggregate cost of land, buildings and improvements for tax reporting purposes as compared to financial reporting purposes are primarily attributable to: 1) amounts received under rental agreements for non-occupied space, which were recorded as income for tax reporting purposes but were recorded as a reduction of the corresponding property basis for financial reporting purposes, and; 2) the adjustments to the carrying value of real estate for financial statement purposes have no effect for tax reporting purposes.

(c) The initial cost to the Partnership includes acquisition fees paid to the General Partner.

(d)                       RECONCILIATION OF REAL ESTATE

                                                                   DECEMBER 31,
                                                           1997                    1996
                                                        -----------------------------------
Balance at beginning of year                            $33,386,000             $35,518,000
  Additions during the year:
    Improvements                                            238,000                 247,000
    Other(*)                                            (10,522,000)                    --
  Reductions during the year:
    Sale of real estate                                         --               (1,816,000)
    Adjustment to the carrying
    value of real estate                                        --                 (563,000)
                                                        -----------             -----------
Balance at end of year                                  $23,102,000             $33,386,000
                                                        ===========             ===========

(*) Results from reclassification of deferred rent receivable and leasing commissions to real estate and deletion of accumulated depreciation upon the adoption of the liquidation basis of accounting on March 31, 1997.

                     DAMSON/BIRTCHER REALTY INCOME FUND-II,
                               LIMITED PARTNERSHIP


NOTES TO SCHEDULE III (Cont'd.)

                   RECONCILIATION OF ACCUMULATED DEPRECIATION


                                                                   DECEMBER 31,
                                                            1997                  1996
                                                        ---------------------------------------------
Balance at beginning of year                            $ 11,068,000            $12,131,000
Accumulated depreciation
 on real estate sold                                             --              (1,063,000)
Adjustment upon adoption of liquidation
 basis of accounting                                     (11,068,000)                   --
                                                        ------------            -----------
Balance at end of year                                  $        --             $11,068,000
                                                        ============            ===========


(e) Through December 31, 1995, depreciation expense was computed based upon the following estimated useful lives:

                                                             Years
                                                             -----
           Buildings                                          30

           Building improvements                            3 to 30


     Due to the adoption of FAS 121 on December 31, 1995, and the Liquidation Basis of Accounting on March 31, 1997, properties held for sale were not depreciated in 1996 or 1997.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the net assets in liquidation as of December 31, 1997 and financial position as of December 31, 1996 of Cooper Village Partners, and the changes of net assets in liquidation for the nine months ended December 31, 1997 and the results of its operations and its cash flows for the three months ended March 31, 1997 and each of the years in the two-year period ended December 31, 1996, in conformity with generally accepted accounting principles applied on the bases of accounting as discussed in note 2. Also in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in notes 1 and 2 to the financial statements, the Partnership has changed its basis of accounting as of March 31, 1997 from the going-concern basis to the liquidation basis.


                                        KPMG PEAT MARWICK LLP


Orange County, California
March 6, 1998

                             COOPER VILLAGE PARTNERS
                             (A GENERAL PARTNERSHIP)

                     STATEMENT OF NET ASSETS IN LIQUIDATION
                                DECEMBER 31, 1997

ASSETS (Liquidation Basis):

Property                                                            $6,102,000

Cash and cash equivalents                                              324,000
Accounts receivable                                                     71,000
Other assets                                                             6,000
                                                                    ----------
     Total Assets                                                    6,503,000
                                                                    ----------
LIABILITIES (Liquidation Basis):

Accounts payable and accrued liabilities                               135,000
Accrued expenses for liquidation                                         9,000
                                                                    ----------
     Total Liabilities                                                 144,000
                                                                    ----------
Net Assets in Liquidation                                           $6,359,000
                                                                    ==========












   The accompanying notes are an integral part of these Financial Statements.

                             COOPER VILLAGE PARTNERS
                             (A GENERAL PARTNERSHIP)

                STATEMENT OF CHANGES OF NET ASSETS IN LIQUIDATION
                   FOR THE NINE MONTHS ENDED DECEMBER 31, 1997

Net assets in liquidation at March 31, 1997                        $6,384,000

Increase (decrease) during period:
     Operating activities:
        Property operating income, net                                381,000
        Interest income                                                16,000
        General and administrative expenses                           (39,000)
        Leasing commissions                                           (13,000)
                                                                   ----------
                                                                      345,000

     Liquidating activities -- distribution to partners              (370,000)
                                                                   ----------

Net decrease in assets in liquidation                                 (25,000)
                                                                   ----------

Net assets in liquidation at December 31, 1997                     $6,359,000
                                                                   ==========








   The accompanying notes are an integral part of these financial statements.

                             COOPER VILLAGE PARTNERS
                             (A GENERAL PARTNERSHIP)

                                  BALANCE SHEET

                                                                   DECEMBER 31,
                                                                     1996
                                                                   -----------
ASSETS
Property held for sale (net of valuation
  allowance of $1,772,000)                                         $ 6,011,000

Cash and cash equivalents                                              355,000
Accounts receivable                                                     40,000
Accrued rent receivable                                                 47,000
Prepaid expenses and other assets, net                                  18,000
                                                                   -----------

                                                                   $ 6,471,000
                                                                   ===========
LIABILITIES AND PARTNERS' CAPITAL

Accounts payable and accrued liabilities                           $   114,000
                                                                   -----------

Partners' capital                                                    6,357,000

Commitments and contingencies
                                                                   -----------

                                                                   $ 6,471,000
                                                                   ===========






   The accompanying notes are an integral part of these Financial Statements.

                             COOPER VILLAGE PARTNERS
                             (A GENERAL PARTNERSHIP)


                            STATEMENTS OF OPERATIONS

                                            FOR THE
                                          THREE MONTHS
                                             ENDED                                FOR THE YEARS
                                           MARCH 31,                            ENDED DECEMBER 31,
                                          ------------                   ---------------------------------
                                             1997                           1996                  1995
                                          ----------                     ---------------------------------
REVENUES:
    Rental income                          $ 238,000                     $1,051,000             $1,025,000
    Interest and other income                  4,000                         21,000                 21,000
                                           ---------                     ----------             ----------
      Total revenues                         242,000                      1,072,000              1,046,000
                                           ---------                     ----------             ----------


EXPENSES:
    Operating expenses                        72,000                        277,000                296,000
    Real estate taxes                            --                         148,000                136,000
    Depreciation and amortization              2,000                          8,000                253,000
    Adjustment to carrying value of
      real estate                                --                         412,000              1,360,000
    General and administrative                12,000                         58,000                 66,000
                                           ---------                     ----------             ----------
      Total expenses                          86,000                        903,000              2,111,000
                                           ---------                     ----------             ----------
NET INCOME (LOSS)                          $ 156,000                     $  169,000            $(1,065,000)
                                           =========                     ==========            ============






   The accompanying notes are an integral part of these Financial Statements.

                             COOPER VILLAGE PARTNERS
                             (A GENERAL PARTNERSHIP)


                   STATEMENTS OF CHANGES IN PARTNERS' CAPITAL


                                                    FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND
                                                            THE YEARS ENDED DECEMBER 31,
                                                                   1996 AND 1995
                                   ------------------------------------------------------------------------
                                          GENERAL                    GENERAL
                                          PARTNER                    PARTNER                      TOTAL
                                      DAMSON/BIRTCHER              REAL ESTATE
                                       REALTY INCOME                  INCOME
                                          FUND II                  PARTNERS III
                                   ------------------------------------------------------------------------
Balance, December 31, 1994               $4,817,000                   $3,586,000                $ 8,403,000

    Net loss                               (618,000)                    (447,000)                (1,065,000)
    Distributions                          (307,000)                    (223,000)                  (530,000)
                                         -----------                  -----------               ------------


Balance, December 31, 1995                3,892,000                    2,916,000                  6,808,000

    Net income                               98,000                       71,000                    169,000
    Distributions                          (360,000)                    (260,000)                  (620,000)
                                         -----------                  -----------               ------------

Balance, December 31, 1996                3,630,000                    2,727,000                  6,357,000

    Net income                               90,000                       66,000                    156,000
    Distributions                           (70,000)                     (50,000)                  (120,000)
                                         -----------                  -----------               ------------

Balance, March 31, 1997                  $3,650,000                   $2,743,000                 $6,393,000
                                         ===========                  ===========                ==========








   The accompanying notes are an integral part of these Financial Statements.

                             COOPER VILLAGE PARTNERS
                             (A GENERAL PARTNERSHIP)


                            STATEMENTS OF CASH FLOWS

                                                   FOR THE
                                                 THREE MONTHS
                                                     ENDED                           FOR THE YEARS
                                                    MARCH 31,                      ENDED DECEMBER 31,
                                                 ------------              ----------------------------------
                                                      1997                     1996                  1995
                                                 ------------              ----------------------------------
Cash flows from operating activities:
Net income (loss)                                 $ 156,000                $ 169,000              $(1,065,000)
Adjustments to reconcile net income
(loss) to net cash provided by
operating activities:
   Depreciation and amortization                      2,000                    8,000                  253,000
   Adjustment to carrying value of
       real estate                                      --                   412,000                1,360,000

Changes in:
      Accounts receivable                           (24,000)                   5,000                   (8,000)
      Accrued rent receivable                         2,000                   10,000                    4,000
      Prepaid expenses and other assets               1,000                   (3,000)                 (10,000)
      Accounts payable and accrued
        liabilities                                  17,000                    3,000                   26,000
                                                  ---------                ---------              -----------
Net cash provided by operating
      activities                                    154,000                  604,000                  560,000

Cash flows from investing activities -
      investments in real estate                    (22,000)                 (37,000)                 (22,000)

Cash flows from financing activities -
      distributions                                (120,000)                (620,000)                (530,000)
                                                  ---------                ---------              -----------

Net increase (decrease) in cash and
      cash equivalents                               12,000                  (53,000)                   8,000

Cash and cash equivalents,
  beginning of period                               355,000                  408,000                  400,000
                                                  ----------               ----------              ----------

Cash and cash equivalents,
  end of period                                   $ 367,000                $ 355,000               $  408,000
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

     On February 18, 1997, the General Partners mailed a Consent Solicitation to the Limited Partners of Funds II and III which sought their consent to dissolve those Partnerships and sell and liquidate all of their remaining properties (including the Partnership's property) as soon as practicable, consistent with obtaining reasonable value for the Partnership's property. A majority in interest of the Limited Partners of Funds II and III consented by March 13, 1997. As a result, the General Partner, as well as the Partnership, have adopted the liquidation basis of accounting as of March 31, 1997. The difference between the adoption of the liquidation basis of accounting as of March 13, 1997 and March 31, 1997 was not material.

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

     As of December 31, 1995, the General Partners decided to treat their properties, as well as the Partnership's property, as held for sale, instead of for investment, for financial statement purposes. Since 1993, the General Partners have considered several preliminary indications of interest from third parties to acquire the Partnership's property. The Partnership's sole property was held for sale throughout 1996 and 1997 and it is currently held for sale.

     In connection with their consideration of these alternatives, and in accordance with Statement of Financial Accounting Standards No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" and the liquidation basis of accounting (see Note
     2), the carrying value of the Partnership's property was evaluated to ensure it is carried on the Partnership's balance sheet at the lower of cost or fair value less estimated selling costs and estimated net realizable value, respectively. The General Partners' estimated fair value for this purpose was based on an appraisal performed as of January 1, 1998 at December 31, 1997 and as of January 1, 1997 at December 31, 1996.

                             COOPER VILLAGE PARTNERS
                             (A GENERAL PARTNERSHIP)


NOTES TO FINANCIAL STATEMENTS (Cont'd.)

(1)  Organization (Cont'd.)


     The January 1, 1998 appraisal assumes that the property will be sold within approximately the next year and that the sale will take place on an individual property basis between a willing buyer and a willing seller. Among the strategies the General Partners will consider to accomplish the dissolution is a sale of the Partnership's property in a single transaction, or the sale of the Partnership's property in a "package" with properties of affiliated partnerships. If the property was sold in a "package," such sale would most likely result in a lower sale price, but more rapid distribution of dissolution proceeds to the General Partners, as compared to an individual property sale transaction. Furthermore, fair value can only be determined based upon sales to third parties, and sales proceeds could differ substantially from appraised values.


(2)  Summary of Significant Accounting Policies

     Liquidation Basis

     The Partnership adopted the liquidation basis of accounting as of March 31, 1997. The liquidation basis of accounting is appropriate when liquidation appears imminent, the Partnership can no longer be classified as a going concern and the net realizable values of the Partnership's assets are reasonably determinable. Under this method of accounting, assets and liabilities are stated at their estimated net realizable values and costs of liquidating the Partnership are provided to the extent reasonably determinable.

     Carrying Value of Real Estate (prior to the adoption of the liquidation basis of accounting)

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

     Further, assets held for sale, including any unrecoverable accrued rent receivable or capitalized leasing commissions, should be carried at the lower of carrying value or fair value less estimated selling costs. Any adjustment to carrying value is recorded as a valuation allowance against property held for sale. Each reporting period, the General Partners review their estimate of fair value, which is decreased or increased up to the original carrying value. Finally, assets held for sale are no longer depreciated. The initial adoption of FAS 121 did not have a material impact on the Partnership's operations or financial position as the General Partners adopted FAS 121 at December 31, 1995 and prior to December 31, 1995 the Partnership did not have any property held for sale.

     As noted above, as of December 31, 1995 the General Partners decided to account for the Partnership's property as an asset held for sale, assuming a 12 month holding period, instead of for investment. Accordingly, the General Partners compared the carrying value of the property to its appraised value as of January 1, 1996. The carrying value of the property and certain related assets was greater than it's appraised value, less selling costs, and the

                             COOPER VILLAGE PARTNERS
                             (A GENERAL PARTNERSHIP)


NOTES TO FINANCIAL STATEMENTS (Cont'd.)

(2)  Summary of Significant Accounting Policies (Cont'd.)


     Carrying Value of Real Estate (prior to the adoption of the liquidation basis of accounting) (Cont'd.)

     General Partner reduced the carrying value of the property by the difference of $1,360,000. At December 31, 1996, after comparing the carrying value to the January 1, 1997 appraised value, the property's carry value was adjusted by an additional $412,000.

     Cash and Cash Equivalents

     The Partnership invests its excess cash balances in short-term investments ("cash equivalents"). These investments are stated at cost, which approximates market, and consist of money market accounts, certificates of deposit and other nonequity-type cash investments. Cash equivalents at December 31, 1997 and 1996, totaled $289,000 and $301,000, respectively. Cash equivalents are defined as temporary non-equity investments with original maturities of three months or less, which can be readily converted into cash and are not subject to changes in market value.

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
            Building improvements                            3 to 30

     Revenue Recognition

     Through March 31, 1997, rental income pertaining to operating lease agreements which specify scheduled rent increases or free rent periods, is recognized on a straight-line basis over the period of the related lease agreement. After March 31, 1997, rental income has been recognized according to the lease terms.

     Estimations

     The preparation of financial statements in conformity with generally accepted accounting principles requires the General Partners to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses or changes in net assets during the reporting period. Actual results could differ from those estimates.

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

     Following are the Partnership's assets and liabilities as determined in accordance with generally accepted accounting principles ("GAAP") (liquidation basis of accounting and going concern basis) and for federal income tax reporting purposes at December 31:


                                                1997                                                      1996
                                GAAP BASIS                 TAX BASIS                    GAAP BASIS                     TAX BASIS
                              (LIQUIDATION)               (UNAUDITED)                  (GOING CONCERN)                (UNAUDITED)
---------------------------------------------------------------------------------------------------------------------------------
Total Assets                  $ 6,502,000                 $6,507,000                   $ 6,471,000                    $ 6,883,000
Total
Liabilities                   $   144,000                 $  135,000                   $   114,000                    $   114,000


     Following are the differences between Financial Statement and tax return income:

                                              1997                       1996                       1995
------------------------------------------------------------------------------------------------------------
Net income (loss) per Financial
Statements (period ended March
31, 1997 for 1997)                         $ 156,000                    $ 169,000                $(1,065,000)

Change in net assets in
liquidation from operating
activities for the nine months
ended December 31, 1997                      345,000                          --                        --

Depreciation differences on
investments in real estate                  (221,000)                    (219,000)                    25,000

Adjustment to carrying value of
real estate                                      --                       412,000                  1,360,000

Other                                          7,000                       10,000                      4,000
------------------------------------------------------------------------------------------------------------
Taxable income per Federal tax
return (unaudited)                         $ 287,000                    $ 372,000                $   324,000
============================================================================================================

(3)  Transactions with Affiliates

     The Partnership has no employees and, accordingly, Birtcher Properties, an affiliate of the General Partner of Fund II and Fund III and its affiliates perform services on behalf of the Partnership in connection with administering the affairs of the Partnership. Birtcher Properties and affiliates are reimbursed for their general and administrative costs actually incurred and associated with services performed on behalf of the Partnership. For the years ended December 31, 1997, 1996 and 1995, the Partnership was charged with approximately $1,000, $1,000 and $0, respectively, of such expenses.

                             COOPER VILLAGE PARTNERS
                             (A GENERAL PARTNERSHIP)


NOTES TO FINANCIAL STATEMENTS (Cont'd.)

(3)  Transactions with Affiliates (Cont'd.)


     An affiliate of the General Partner of Fund II and Fund III provides property management services with respect to the Partnership's property and receives a fee for such services not to exceed 6% of the gross receipts from the property under management provided that leasing services were performed, otherwise not to exceed 3%. Such fees amounted to approximately $47,000 in 1997, $54,000 in 1996 and $52,000 in 1995. In addition, as reimbursement of costs for on-site property management personnel and other related costs, an affiliate of the General Partner received $37,000 in 1997, $35,000 in 1996 and $33,000 in 1995, as reimbursement of costs for on-site property management personnel and other reimbursable costs.

     The amended Partnership Agreements for Fund II and Fund III provide for payments to Birtcher Properties or its affiliates of an annual asset management fee equal to .65% (75% in 1996) of the aggregate appraised value of Cooper Village as determined by independent appraisal undertaken in January of each year. Such fees for the years ended December 31, 1997, 1996 and 1995, amounted to $39,000, $48,000 and $58,000, respectively. In addition, the amended Partnership Agreements for Fund II and Fund III provide for payment to the General Partner or its affiliates of a leasing fee for services rendered in connection with leasing space in the Partnership property after the expiration or termination of any lease of such space including renewal options. Fees for leasing services for the years ended December 31, 1997, 1996 and 1995, amounted to $6,000, $3,000 and $2,000, respectively.

(4)  Commitments and Contingencies

     Litigation

     The Partnership is not a party to any material pending legal proceedings other than ordinary routine litigation incidental to its business. It is the General Partners' belief, that the outcome of these proceedings will not be material to the business, financial condition, or results of operations of the Partnership.

     Future Minimum Annual Rentals

     The Partnership has determined that all leases which had been executed as of December 31, 1997, are properly classified as operating leases for financial reporting purposes. Future minimum annual rental income to be received under such leases as of December 31, 1997 are as follows:

            Year Ending December 31,
            ------------------------
                       1998                              $ 679,000
                       1999                                641,000
                       2000                                533,000
                       2001                                386,000
                       2002                                315,000
                       Thereafter                        1,559,000
                                                        ----------
                                                        $4,113,000
                                                        ==========

     Certain of these leases also provide for, among other things: tenant reimbursements to the Partnership of certain operating expenses; payments of additional rents in amounts equal to a set percentage of the tenant's annual revenue in excess of specified levels; and escalations in annual rents based upon the Consumer Price Index.

                             COOPER VILLAGE PARTNERS
                             (A GENERAL PARTNERSHIP)


NOTES TO FINANCIAL STATEMENTS (Cont'd.)


(5)  Accounts Payable and Accrued Liabilities

     Accounts payable and accrued liabilities consist of the following:

                                                            DECEMBER 31,
                                                  ------------------------------
                                                     1997                1996
                                                  ------------------------------
          Real estate taxes                        $ 70,000             $ 74,000
          Accounts payable and other                 29,000                5,000
          Security deposits                          36,000               35,000
                                                   --------             --------
                                                   $135,000             $114,000
                                                   ========             ========


(6)  Accrued Expenses for Liquidation

     Accrued expenses for liquidation as of December 31, 1997, includes estimates of costs to be incurred in carrying out the dissolution and liquidation of the Partnership. These costs include estimates of legal fees, accounting fees, tax preparation and filing fees, other professional services and the general partner's liability insurance.

(7)  Subsequent Events

     On March 5, 1998, the Partnership made an aggregate cash distribution of $140,000 to its General Partners.

                             COOPER VILLAGE PARTNERS
                             (A GENERAL PARTNERSHIP)

                                  SCHEDULE III
             REAL ESTATE IN LIQUIDATION AND ACCUMULATED DEPRECIATION
                             AS OF DECEMBER 31, 1997
                             (AMOUNTS IN THOUSANDS)

        COL. A                    COL. C                  COL. D                   COL. E             COL. F     COL. H    COL. I
        ------                    ------                  ------                   ------             ------     ------    ------
                                                    COSTS CAPITALIZED
                                 INITIAL COST           SUBSEQUENT          GROSS AMOUNT AT WHICH
                               TO PARTNERSHIP(C)   TO THE ACQUISITION    CARRIED AT CLOSE OF PERIOD(B)
                              ------------------   ------------------    ----------------------------
                                     BUILDINGS                                   BUILDINGS
                                       AND                                          AND                ACCUM.
                                     IMPROVE-     IMPROVE-   CARRYING             IMPROVE-             DEPRE-     DATE   DEBRECIABLE
DESCRIPTION (A)               LAND    MENTS        MENTS     COSTS(b)     LAND     MENTS      TOTAL   CIATION   ACQUIRED   LIFE(d)
------------------------------------------------------------------------------------------------------------------------------------
Cooper Village Shopping    $ 2,756    $ 6,430    $  785    $  (3,869)  $  2,748   $ 3,354     $ 6,102       -    12/30/87  30 years
  Center                                                                                                           and
                                                                                                                 12/30/88
                           -------    -------    ------    ----------  --------   -------     -------   -----
TOTAL                      $ 2,756    $ 6,430    $  785    $  (3,869)  $  2,748   $ 3,354     $ 6,102       -
                           =======    =======    ======    ==========  ========   =======     =======   =====


NOTE:  Columns B and G are either none or are not applicable.

                             COOPER VILLAGE PARTNERS
                             (A GENERAL PARTNERSHIP)


NOTES TO SCHEDULE III

(a)  For a description of the property, see "Item 2. Properties."

(b) Upon adoption of the liquidation basis of accounting on March 31, 1997, accumulated depreciation was deleted through an adjustment to the cost of the property.

     At December 31, 1995, the General Partner determined that the Partnership's property had a carrying value greater than its appraised value less selling cost, and therefore provided a valuation allowance of $1,360,000 against property held for sale.

     At December 31, 1996, the General Partner determined that the Partnership's property had a carrying value greater than its appraised value less selling cost, and therefore provided an additional valuation allowance of $412,000 against property held for sale.

     The aggregate cost of land, buildings and improvements for Federal income tax purposes (unaudited) was $9,814,000 as of December 31, 1997. The differences between the aggregate cost of land, buildings and improvements for tax reporting purposes as compared to costs for financial reporting purposes are primarily attributable to: 1) amounts received under rental agreements for non-occupied space, which were recorded as income for tax reporting purposes but were recorded as a reduction of the corresponding property basis for financial reporting purposes, and; 2) the adjustments to the carrying value of real estate for financial statement purposes no effect for tax reporting purposes.

(c) The initial cost to the Partnership includes acquisition fees paid to Birtcher Investments and Equity Properties Inc.

(d) Through December 31, 1995, depreciation was computed based upon the following estimated useful lives:

                                              Years
                                              ----
     Buildings                                  30

     Building Improvements                   3 to 30


     Due to the adoption of FAS 121 on December 31, 1995 and the liquidation basis of accounting on March 31, 1997, the property held for sale was not depreciated in 1996 or 1997.

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

          O          Ronald E. Birtcher, Co-Chairman of the Board
          O          Arthur B. Birtcher, Co-Chairman of the Board
          O          Robert M. Anderson, Executive Director


Item 11. EXECUTIVE COMPENSATION

The following table sets forth the fees, compensation and other expense reimbursements paid to the General Partner and its affiliates in all capacities for each year in the three-year period ended December 31, 1997.

                                                        YEAR ENDED DECEMBER 31,
                                        ---------------------------------------------------------
                                          1997                      1996                   1995
                                        ---------------------------------------------------------
General Partner's 1% share of
  distributable cash                    $ 24,000                  $ 21,000               $ 18,000
Asset management fees                    170,000                   199,000                199,000
Property management fees                 159,000                   168,000                158,000
Property management expense
  reimbursements                         109,000                   108,000                122,000
Other expense reimbursements             114,000                   130,000                161,000
Leasing fee                               35,000                    19,000                 55,000
                                        --------                   -------                -------
TOTAL                                   $611,000                  $645,000               $713,000
                                        ========                  ========               ========

                     DAMSON/BIRTCHER REALTY INCOME FUND-II,
                               LIMITED PARTNERSHIP


Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

As of January 31, 1998, there was no entity or individual holding more than 5% of the limited partnership interests of the Registrant.


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

          (27) Financial Data Schedule


b) Reports on Form 8-K:

          None filed for the year ended December 31, 1997.

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

                                     By: BIRTCHER LIMITED,
                                         a California limited partnership,
                                         General Partner of Birtcher
                                         Investments

                                         By: BREICORP,
                                             a California corporation,
                                             formerly known as Birtcher
                                             Real Estate Inc., General
                                             Partner of Birtcher Limited

Date: March 30, 1998                         By: /s/Robert M. Anderson
                                                 -------------------------------
                                                 Robert M. Anderson
                                                 Executive Director
                                                 BREICORP

                             By: LF Special Fund I, L.P.,
                                 a California limited partnership

                                 By: Liquidity Fund Asset Management, Inc.,
                                     a California corporation, General
                                     Partner of LF Special Fund I, L.P.

Date: March 30, 1998                 By: /s/ Brent R. Donaldson
                                         ---------------------------------------
                                         Brent R. Donaldson
                                         President
                                         Liquidity Fund Asset Management, Inc.

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

       Signature                     Capacity                        Date
       ---------                     --------                        ----

/s/ Arthur B. Birtcher       Co-Chairman of the Board --        March 30, 1998
----------------------       BREICORP
Arthur B. Birtcher


/s/ Ronald E. Birtcher       Co-Chairman of the Board --        March 30, 1998
----------------------       BREICORP
Ronald E. Birtcher

/s/ Richard G. Wollack       Chairman of Liquidity Fund         March 30, 1998
----------------------       Asset Management, Inc.
Richard G. Wollack