Form 10-Q
period 1998-03-31
DAMSON BIRTCHER REALTY INCOME FUND II LTD PARTNERSHIP
filed 1998-05-14
CIK 773915

                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                   QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended    March 31, 1998
                 --------------------------------------------------------------

Commission file number    0-14633
                      ---------------------------------------------------------

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


                          Yes [X]     No  [ ]

           DAMSON/BIRTCHER REALTY INCOME FUND-II, LIMITED PARTNERSHIP
                         QUARTERLY REPORT ON FORM 10-Q
                   FOR THE THREE MONTHS ENDED MARCH 31, 1998

                                     INDEX

                                                                                                        Page
                                                                                                        ----
PART I.        FINANCIAL INFORMATION

Item 1.        Financial Statements

               Statements of Net Assets in Liquidation - March 31, 1998 (Unaudited)
               and December 31, 1997 (Audited).......................................................      3

               Statement of Changes of Net Assets in Liquidation -
               Three Months Ended March 31, 1998 (Unaudited).........................................      4

               Statement of Operations (Unaudited) -
               Three Months Ended March 31, 1997.....................................................      5

               Statement of Cash Flows (Unaudited) -
               Three Months Ended March 31, 1997.....................................................      6

               Notes to Financial Statements (Unaudited).............................................      7

Item 2.        Management's Discussion and Analysis of
               Financial Condition and Results of Operations.........................................     11


PART II.       OTHER INFORMATION.....................................................................     13


                          PART I. FINANCIAL INFORMATION


ITEM 1.        FINANCIAL STATEMENTS

                     DAMSON/BIRTCHER REALTY INCOME FUND-II
                    STATEMENTS OF NET ASSETS IN LIQUIDATION


                                                                             March 31,          December 31,
                                                                               1998                 1997
                                                                            -----------         -----------
                                                                            (unaudited)
ASSETS (Liquidation Basis):
Properties                                                                  $23,133,000         $23,102,000
Investment in Cooper Village Partners                                         3,647,000           3,640,000
Cash and cash equivalents                                                     1,535,000           1,455,000
Accounts receivable                                                              65,000             121,000
Other assets                                                                     15,000              25,000
                                                                            -----------         -----------

   Total Assets                                                              28,395,000          28,343,000
                                                                            -----------         -----------

LIABILITIES (Liquidation Basis):

Accounts payable and accrued liabilities                                        640,000             667,000
Accrued expenses for liquidation                                                281,000             282,000
                                                                            -----------         -----------

   Total Liabilities                                                            921,000             949,000
                                                                            -----------         -----------

Net Assets in Liquidation                                                   $27,474,000         $27,394,000
                                                                            ===========         ===========


The accompanying notes are an integral part of these financial statements.

           DAMSON/BIRTCHER REALTY INCOME FUND-II, LIMITED PARTNERSHIP
               STATEMENT OF CHANGES OF NET ASSETS IN LIQUIDATION
                   FOR THE THREE MONTHS ENDED MARCH 31, 1998
                                  (UNAUDITED)

Net assets in liquidation at December 31, 1997                                                  $27,394,000

Increase (decrease) during period:
   Operating activities:
         Property operating income, net                                                             836,000
         Equity in earnings of Cooper Village Partners                                               89,000
         Interest income                                                                             22,000
         General and administrative expenses                                                       (156,000)
                                                                                                ------------

                                                                                                    791,000

   Liquidating activities -
         Distribution to partners                                                                  (711,000)


Net increase in assets in liquidation                                                                80,000
                                                                                                -----------

Net assets in liquidation at March 31, 1998                                                     $27,474,000
                                                                                                ===========





The accompanying notes are an integral part of these financial statements.

           DAMSON/BIRTCHER REALTY INCOME FUND-II, LIMITED PARTNERSHIP
                            STATEMENT OF OPERATIONS
                                  (UNAUDITED)

                                                                              For the
                                                                            Three Months
                                                                               Ended
                                                                           March 31, 1997
                                                                           --------------
REVENUES

Rental income                                                                 $1,157,000
Interest income                                                                   20,000

   Total revenues                                                              1,177,000
                                                                               ---------

EXPENSES

Operating expenses                                                               255,000
Real estate taxes                                                                187,000
Amortization                                                                      17,000
General and administrative                                                       244,000
                                                                               ---------

   Total expenses                                                                703,000
                                                                               ---------

Income before equity
  in earnings of Cooper Village Partners                                         474,000

Equity in earnings of Cooper
  Village Partners                                                                91,000
                                                                               ---------

NET INCOME                                                                     $ 565,000
                                                                               =========

NET INCOME ALLOCABLE TO:

   General Partner                                                             $   6,000
                                                                               =========

   Limited Partners                                                            $ 559,000
                                                                               =========


The accompanying notes are an integral part of these financial statements.

           DAMSON/BIRTCHER REALTY INCOME FUND-II, LIMITED PARTNERSHIP
                            STATEMENT OF CASH FLOWS
                                  (UNAUDITED)

                                                                                                 For the
                                                                                               Three Months
                                                                                                   Ended
                                                                                              March 31, 1997
                                                                                              --------------
Cash flows from operating activities:
Net income                                                                                       $  565,000
Adjustments to reconcile net income
to net cash provided by operating activities:
   Amortization                                                                                      17,000
   Equity in earnings of Cooper Village Partners                                                    (91,000)
Changes in:
   Accounts receivable                                                                              (14,000)
   Accrued rent receivable                                                                           42,000
   Prepaid expenses and other assets                                                                (26,000)
   Accounts payable and accrued liabilities                                                          68,000
                                                                                                 ----------
Net cash provided by operating activities                                                           561,000

Cash flows from investing activities:
   Investments in real estate                                                                       (61,000)
  Distributions received from
    Cooper Village Partners                                                                          70,000
                                                                                                 ----------
Net cash provided by investing activities                                                             9,000

Cash flows from financing activities-
   Distributions                                                                                   (605,000)

Net decrease in cash and cash
  equivalents                                                                                       (35,000)
Cash and cash equivalents, beginning of
   period                                                                                         1,639,000
                                                                                                 ----------

Cash and cash equivalents, end of period                                                         $1,604,000
                                                                                                 ==========



The accompanying notes are an integral part of these financial statements.

           DAMSON/BIRTCHER REALTY INCOME FUND-II, LIMITED PARTNERSHIP


NOTES TO FINANCIAL STATEMENTS - UNAUDITED

(1)     Accounting Policies

        The financial statements of Damson/Birtcher Realty Income Fund-II, Limited Partnership (the "Partnership") included herein have been prepared by the General Partner, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. These financial statements include all adjustments which are of a normal recurring nature and, in the opinion of the General Partner, are necessary for a fair presentation. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted, pursuant to the rules and regulations of the Securities and Exchange Commission. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Partnership's annual report on Form 10-K for the year ended December 31, 1997.

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

        The Partnership adopted the liquidation basis of accounting on March 31, 1997. Comparison of results of operations to prior years, therefore, is not practical. The Statements of Net Assets in Liquidation and Statement of Changes of Net Assets in Liquidation reflect the Partnership in the process of liquidation. Prior financial statements reflect the Partnership as a going concern.

        On April 30, 1998, the General Partner accepted an offer to purchase all of the Partnership's Properties for $33,680,000 (the "Purchase Offer"). The Purchase Offer anticipates closing in approximately 60-90 days, and is subject to certain customary contingencies, including due diligence review by the purchaser and negotiation of a definitive purchase and sale agreement. There can be no assurance that the proposed sale of the properties will be completed. In addition to the Purchase Offer, the General Partner has received several

           DAMSON/BIRTCHER REALTY INCOME FUND-II, LIMITED PARTNERSHIP


        NOTES TO FINANCIAL STATEMENTS - UNAUDITED (Cont'd.)

(1)     Accounting Policies (Cont'd.)

        Liquidation Basis of Accounting (Cont'd.)

        other indications of interest from prospective purchasers to acquire all of the Partnership's remaining properties in a single transaction.

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

(2)     Transactions with Affiliates

        The Partnership has no employees and, accordingly, the General Partner and its affiliates perform services on behalf of the Partnership in connection with administering the affairs of the Partnership. The General Partner and affiliates are reimbursed for their general and administrative costs actually incurred and associated with services performed on behalf of the Partnership. For the three months ended March 31, 1998 and 1997 the Partnership incurred approximately $26,000 and $23,000, respectively, of such expenses.

        An affiliate of the General Partner provides property management services with respect to the Partnership's properties and receives a fee for such services not to exceed 6% of the gross receipts from the properties under management provided that leasing services are performed, otherwise not to exceed 3%. Such fees amounted to approximately $47,000 and $40,000, respectively, for the three months ended March 31, 1998 and 1997. In addition, an affiliate of the General Partner received $24,000 and $30,000 for the three months ended March 31, 1998 and 1997, respectively, as reimbursement of costs of on-site property management personnel and other reimbursable expenses.

        Leasing fees for the three months ended March 31, 1998 and 1997, included charges of $4,000 and $0, respectively, from the General Partner and its affiliates for leasing services rendered in connection with leasing space in a Partnership property after expiration or termination of leases.

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

        The amended Partnership Agreement provides for the Partnership's payment to the General Partner of an annual asset management fee equal to .55% for 1998 and .65% for 1997 of the aggregate appraised value of the Partnership's properties as determined by independent appraisal undertaken in January of each year. Such fees for the three months ended March 31, 1998 and 1997, amounted to $40,000 and $42,000, respectively.

        In addition to the aforementioned, the General Partner was also paid $20,000 and $18,000, related to the Partnership's portion (58%) of asset management fees, property management fees, leasing fees, reimbursement of on-site property management personnel and other reimbursable expenses for Cooper Village Partners for the three months ended March 31, 1998 and 1997, respectively.

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

(3)     Commitments and Contingencies (Cont'd.)

        Litigation (Cont'd.)

        The defendant has answered the complaint. The parties have initiated discovery. No motions are pending at this time.

(4)     Accrued Expenses for Liquidation

        Accrued expenses for liquidation as of March 31, 1998, includes estimates of costs to be incurred in carrying out the dissolution and liquidation of the Partnership. These costs include estimates of legal fees, accounting fees, tax preparation and filing fees, other professional services and the general partner's liability insurance. The actual costs could vary significantly from the related provisions due to the uncertainty related to the length of time required to complete the liquidation and dissolution and the complexities which may arise in disposing of the Partnership's remaining assets.

           DAMSON/BIRTCHER REALTY INCOME FUND-II, LIMITED PARTNERSHIP


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        Liquidity and Capital Resources

        The Partnership completed its acquisition program in December 1988 and is principally engaged in the operation of its properties. The Partnership's original objective had been to hold its properties as long-term investments. However, an Information Statement, dated May 5, 1993, mandated that the General Partner seek a vote of the Limited Partners no later than December 31, 1996, regarding prompt liquidation of the Partnership in the event that properties with appraised values as of January 1993, which constituted at least one-half of the aggregate appraised values of all Partnership properties as of that date, were not sold or under contract for sale by the end of 1996. Given the mandate of the May 5, 1993 Information Statement, at December 31, 1995, the General Partner decided to account for the Partnership's properties as assets held for sale instead of for investment. In a Consent Solicitation dated February 18, 1997, the Partnership solicited and received the consent of the Limited Partners as of March 13, 1997, to dissolve the Partnership and gradually settle and close the Partnership's business and dispose of and convey the Partnership's property as soon as practicable, consistent with obtaining reasonable value for the properties. The Partnership's properties were held for sale throughout 1997 and continue to be held for sale.

        On April 30, 1998, the General Partner accepted an offer to purchase all of the Partnership's Properties for $33,680,000 (the "Purchase Offer"). The Purchase Offer anticipates closing in approximately 60-90 days, and is subject to certain customary contingencies, including due diligence review by the purchaser and negotiation of a definitive purchase and sale agreement. There can be no assurance that the proposed sale of the properties will be completed. In addition to the Purchase Offer, the General Partner has received several other indications of interest from prospective purchasers to acquire all of the Partnership's remaining properties in a single transaction.

        Certain of the Partnership's properties are not fully leased. The Partnership is actively marketing the vacant space in these properties, subject to the competitive environment in each of the market areas. To the extent the Partnership is not successful in maintaining or increasing occupancy levels at these properties, the Partnership's future cash flow and distributions may be reduced.

        Regular distributions through March 31, 1998 represent cash flow generated from operations of the Partnership's properties and interest earned on the temporary investment of working capital net of capital improvement reserve requirements. In December 1996, the Partnership made a special distribution of $720,000 representing 100% of the net proceeds from the sale of Atrium Place. Future cash distributions will be made principally to the extent of cash flow attributable to operations and sales of the Partnership's properties and interest earned on the investment of capital reserve, after providing for capital reserve and payment for capital improvements to the Partnership's properties.

           DAMSON/BIRTCHER REALTY INCOME FUND-II, LIMITED PARTNERSHIP


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Cont'd.)

        Results of Operations for the Three Months Ended March 31, 1998

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

        For the three months ended March 31, 1998, the Partnership generated $836,000 of net operating income from operation of its properties (exclusive of Cooper Village Partners). The increase in net operating income for the three months ended March 31, 1998, as compared to the same period in 1997, was primarily the result of an increase in rental revenue at Creekridge ($72,000) due to a higher overall occupancy in 1998. In addition, at Lakeland, the early termination of a lease resulted in a $27,000 one time payment that was recorded as additional revenue in 1998.

        Interest income resulted from the temporary investment of Partnership working capital. For the three months ended March 31, 1998, interest income was approximately $22,000.

        General and administrative expenses for the three months ended March 31, 1998 include charges of $69,000 from the General Partner and its affiliates for services rendered in connection with administering the affairs of the Partnership and operating the Partnership's properties. Also included in general and administrative expenses for the three months ended March 31, 1998 are direct charges of $87,000 relating to audit fees, tax preparation fees, legal and professional fees, insurance expenses, costs incurred in providing information to the Limited Partners and other miscellaneous costs.

        The decrease in general and administrative expenses for the three months ended March 31, 1998, as compared to the corresponding period in 1997, was primarily attributable to the decrease in legal, professional services and mailing costs associated with the Partnership's solicitation of the Limited Partners consent for the liquidation of the Partnership in March 1997.

        Accrued expenses for liquidation, as reflected in the Statements of Net Assets in Liquidation since March 31, 1997, are not included in results of operations for the three month period ended March 31, 1997. The liquidation basis of accounting was adopted on March 31, 1997 therefore, it was not appropriate to include such adjustments in the results of operations for prior periods. Accrued expenses for liquidation as of March 31, 1998, includes estimates of costs to be incurred in carrying out the dissolution and liquidation of the Partnership. These Costs include estimates of legal fees, accounting fees, tax preparation and filing fees, professional services and the general partner's liability insurance. The actual costs could vary significantly from the related provisions due to the uncertainty related to the length of time required to complete the liquidation and dissolution and the complexities which may arise in disposing of the Partnership's remaining assets.

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

ITEM 6.        EXHIBITS AND REPORTS ON FORM 8-K

        a)     Exhibits:

               27 - Financial Data Schedule

        b) Reports on Form 8-K:

               None filed in quarter ended March 31, 1998.

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

                                                    By:  BIRTCHER LIMITED,
                                                         a California limited partnership,
                                                         General Partner of Birtcher Investments

                                                         By:  BREICORP,
                                                              a California corporation,
                                                              formerly known as Birtcher
                                                              Real Estate Inc., General
                                                              Partner of Birtcher Limited

Date:   May 12, 1998                                          By:   /s/Robert M. Anderson
                                                                    ---------------------
                                                                    Robert M. Anderson
                                                                    Executive Director
                                                                    BREICORP

                                         By: LF Special Fund I, L.P.,
                                             a California limited partnership

                                              By:   Liquidity Fund Asset Management, Inc.,
                                                    a California corporation, General
                                                    Partner of LF Special Fund I, L.P.

Date:   May 12, 1998                                By:  /s/ Brent R. Donaldson
                                                         ----------------------
                                                         Brent R. Donaldson
                                                         President
                                                         Liquidity Fund Asset Management, Inc.


                                 EXHIBIT INDEX

EXHIBIT
NUMBER                  DESCRIPTION
------                  -----------
 27                     Financial Data Schedule

