Form 10-Q
period 1998-06-30
DAMSON BIRTCHER REALTY INCOME FUND II LTD PARTNERSHIP
filed 1998-08-13
CIK 773915

                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C.20549
                   QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended June 30, 1998
                  --------------------------------------------------------------

Commission file number 0-14633
                       ---------------------------------------------------------

           DAMSON/BIRTCHER REALTY INCOME FUND-II, LIMITED PARTNERSHIP
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                Delaware                                       13-3294820
     -------------------------------                       -------------------
     (State or other jurisdiction of                        (I.R.S. Employer
      incorporation or organization)                       Identification No.)


27611 La Paz Road, P.O. Box A-1, Laguna Niguel, California     92677-0100
----------------------------------------------------------     ----------
        (Address of principal executive offices)               (Zip Code)

                                 (949) 643-7700
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

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


                                  Yes [X]   No [ ]

           DAMSON/BIRTCHER REALTY INCOME FUND-II, LIMITED PARTNERSHIP
                          QUARTERLY REPORT ON FORM 10-Q
                    FOR THE THREE MONTHS ENDED JUNE 30, 1998
--------------------------------------------------------------------------------

                                      INDEX

                                                                                         Page
                                                                                         ----
PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements

           Statements of Net Assets in Liquidation - June 30, 1998 (Unaudited)
           and December 31, 1997 (Audited)............................................     3

           Statements of Changes of Net Assets in Liquidation -
           Three Months Ended June 30, 1998 and 1997 and Six Months Ended
           June 30, 1998(Unaudited)...................................................     4

           Statement of Operations (Unaudited) -
           Three Months Ended March 31, 1997..........................................     5

           Statement of Cash Flows (Unaudited) -
           Three Months Ended March 31, 1997..........................................     6

           Notes to Financial Statements (Unaudited)..................................     7

Item 2.    Management's Discussion and Analysis of
           Financial Condition and Results of Operations..............................    11

PART II.   OTHER INFORMATION..........................................................    14

                          PART I. FINANCIAL INFORMATION

ITEM 1.           FINANCIAL STATEMENTS

                      DAMSON/BIRTCHER REALTY INCOME FUND-II
                     STATEMENTS OF NET ASSETS IN LIQUIDATION
     ----------------------------------------------------------------------

                                                     June 30,       December 31,
                                                       1998             1997
                                                   ------------     ------------
                                                   (unaudited)
ASSETS (Liquidation Basis):
---------------------------

Properties                                         $ 23,200,000     $ 23,102,000

Investment in Cooper Village Partners                 3,688,000        3,640,000
Cash and cash equivalents                             1,402,000        1,455,000
Accounts receivable                                      88,000          121,000
Other assets                                              6,000           25,000
                                                   ------------     ------------
    Total Assets                                     28,384,000       28,343,000
                                                   ------------     ------------

LIABILITIES (Liquidation Basis):
--------------------------------

Accounts payable and accrued liabilities                609,000          667,000
Accrued expenses for liquidation                        281,000          282,000
                                                   ------------     ------------
    Total Liabilities                                   890,000          949,000
                                                   ------------     ------------
Net Assets in Liquidation                          $ 27,494,000     $ 27,394,000
                                                   ============     ============

The accompanying notes are an integral part of these financial statements.

           DAMSON/BIRTCHER REALTY INCOME FUND-II, LIMITED PARTNERSHIP
               STATEMENTS OF CHANGES OF NET ASSETS IN LIQUIDATION
                                   (UNAUDITED)
     ----------------------------------------------------------------------

                                               Three Months         Three Months         Six Months
                                                  Ended                 Ended               Ended
                                               June 30, 1998        June 30, 1997       June 30, 1998
                                               ------------         ------------         ------------
Net assets in liquidation at beginning
  of period                                    $ 27,474,000         $ 27,255,000         $ 27,394,000
Increase (decrease) during period:
  Operating activities:
    Property operating income, net                  879,000              732,000            1,715,000
    Equity in earnings of Cooper
      Village Partners                               93,000               76,000              182,000
    Interest income                                  18,000               20,000               40,000
    Leasing commissions                             (33,000)             (30,000)             (33,000)
    General and administrative expenses            (214,000)            (255,000)            (370,000)
                                               ------------         ------------         ------------
                                                    743,000              543,000            1,534,000
                                               ------------         ------------         ------------

Liquidating activities-distributions
  to partners                                      (723,000)            (610,000)          (1,434,000)
                                               ------------         ------------         ------------

Net increase (decrease) in assets
  in liquidation                                     20,000              (67,000)             100,000
                                               ------------         ------------         ------------

Net assets in liquidation at end
  of period                                    $ 27,494,000         $ 27,188,000         $ 27,494,000
                                               ============         ============         ============

     The accompanying notes are an integral part of these financial statements.

           DAMSON/BIRTCHER REALTY INCOME FUND-II, LIMITED PARTNERSHIP
                             STATEMENT OF OPERATIONS
                                   (UNAUDITED)
     ----------------------------------------------------------------------

                                                                       For the
                                                                    Three Months
                                                                        Ended
                                                                    March 31, 1997
                                                                    --------------
REVENUES
--------

Rental income                                                         $1,157,000
Interest income                                                           20,000
                                                                      ----------
    Total revenues                                                     1,177,000
                                                                      ----------
EXPENSES
--------

Operating expenses                                                       255,000
Real estate taxes                                                        187,000
Amortization                                                              17,000
General and administrative                                               244,000
                                                                      ----------
    Total expenses                                                       703,000
                                                                      ----------
Income before equity
  in earnings of Cooper Village Partners                                 474,000

Equity in earnings of Cooper
  Village Partners                                                        91,000
                                                                      ----------
NET INCOME                                                            $  565,000
                                                                      ==========

NET INCOME ALLOCABLE TO:

    General Partner                                                   $    6,000
                                                                      ==========
    Limited Partners                                                  $  559,000
                                                                      ==========

   The accompanying notes are an integral part of these financial statements.

           DAMSON/BIRTCHER REALTY INCOME FUND-II, LIMITED PARTNERSHIP
                             STATEMENT OF CASH FLOWS
                                   (UNAUDITED)
     ----------------------------------------------------------------------

                                                                       For the
                                                                    Three Months
                                                                        Ended
                                                                   March 31, 1997
                                                                   --------------
Cash flows from operating activities:
    Net income                                                      $   565,000
Adjustments to reconcile net income
to net cash provided by operating activities:
    Amortization                                                         17,000
    Equity in earnings of Cooper Village Partners                       (91,000)
Changes in:
    Accounts receivable                                                 (14,000)
    Accrued rent receivable                                              42,000
    Prepaid expenses and other assets                                   (26,000)
    Accounts payable and accrued liabilities                             68,000
                                                                    -----------
Net cash provided by operating activities                               561,000

Cash flows from investing activities:
    Investments in real estate                                          (61,000)
    Distributions received from Cooper Village Partners                  70,000
                                                                    -----------
Net cash provided by investing activities                                 9,000

Cash flows from financing activities-distributions                     (605,000)
                                                                    -----------

Net decrease in cash and cash
  equivalents                                                           (35,000)

Cash and cash equivalents, beginning of period                        1,639,000
                                                                    -----------

Cash and cash equivalents, end of period                            $ 1,604,000
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

         The Partnership adopted the liquidation basis of accounting on March 31, 1997. Comparison of results to prior years through March 31, 1997, therefore, is not practical. The Statements of Net Assets in Liquidation and Statements of Changes of Net Assets in Liquidation reflect the Partnership in the process of liquidation. Prior financial statements reflect the Partnership as a going concern.

         On April 30, 1998, the General Partner accepted an offer to purchase all of the Partnership's properties for $33,680,000, subject to customary contingencies, including due diligence review by the purchaser and negotiation of a definitive Purchase and Sale Agreement (the "Purchase Offer"). At that time, the buyer anticipated closing the transaction in approximately 60-90 days.

           DAMSON/BIRTCHER REALTY INCOME FUND-II, LIMITED PARTNERSHIP

NOTES TO FINANCIAL STATEMENTS - UNAUDITED (Cont'd.)

(1)      Accounting Policies (Cont'd.)

         Since that time, the General Partner and the buyer have been working to finalize a definitive Purchase and Sale Agreement, but have not yet completed that negotiation. The most significant open issue is the purchase price, which in the Purchase Offer was based upon certain assumptions concerning existing occupancy, the lease-up of vacant space and the required capital expenditures to complete the lease-up.

         Several of the Partnership's properties have not performed to expectations. For instance, Delta Dental, which is a major tenant at Creekridge, has told the General Partner that it is building its own building and will not renew its lease when it expires in February 1999. The buyer has reduced its offer based upon lower than expected revenue and the anticipated cost to reconfigure, build out and lease this space. The parties are therefore likely to agree to a final purchase price between $31,000,000 and $33,000,000 and are negotiating a formula to credit the Partnership should any space be leased before the final closing of the sale.

         The General Partner believes that the parties will reach agreement and currently anticipates finalization of a definitive Purchase and Sale Agreement by August 31, 1998. Once that is accomplished, the General Partner estimates that closing will take approximately 45-75 additional days.

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

(2)      Transactions with Affiliates

         The Partnership has no employees and, accordingly, the General Partner and its affiliates perform services on behalf of the Partnership in connection with administering the affairs of the Partnership. The General Partner and affiliates are reimbursed for their general and administrative costs actually incurred and associated with services performed on behalf of the Partnership. For the three months ended June 30, 1998 and 1997 the Partnership incurred approximately $43,000 and $34,000, respectively, of such expenses. For the six months there ended, these expenses amounted to $69,000 and $57,000, respectively.

           DAMSON/BIRTCHER REALTY INCOME FUND-II, LIMITED PARTNERSHIP

NOTES TO FINANCIAL STATEMENTS - UNAUDITED (Cont'd.)

(2)      Transactions with Affiliates (Cont'd.)

         An affiliate of the General Partner provides property management services with respect to the Partnership's properties and receives a fee for such services not to exceed 6% of the gross receipts from the properties under management provided that leasing services are performed, otherwise not to exceed 3%. Such fees amounted to approximately $42,000 and $37,000, respectively, for the three months ended June 30, 1998 and 1997 and $89,000 and $78,000 for the six months there ended. In addition, an affiliate of the General Partner received $34,000 and $26,000 for the three months ended June 30, 1998 and 1997, respectively, as reimbursement of costs of on-site property management personnel and other reimbursable expenses. These reimbursements amounted to $58,000 and $56,000 for the six months there ended.

         Leasing fees for the three months ended June 30, 1998 and 1997, included charges of $23,000 and $17,000, respectively, from the General Partner and its affiliates for leasing services rendered in connection with leasing space in a Partnership property after expiration or termination of leases. For the six months there ended, such fees were $26,000 and $17,000, respectively.

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

         The amended Partnership Agreement provides for the Partnership's payment to the General Partner of an annual asset management fee equal to .55% for 1998 and .65% for 1997 of the aggregate appraised value of the Partnership's properties as determined by independent appraisal undertaken in January of each year. Such fees for the three months ended June 30, 1998 and 1997, amounted to $40,000 and $42,000, respectively and for the six months there ended they amounted to $80,000 and $84,000, respectively.

         In addition to the aforementioned, the General Partner was also paid $21,000 and $19,000, related to the Partnership's portion (58%) of asset management fees, property management fees, leasing fees, reimbursement of on-site property management personnel and other reimbursable expenses for Cooper Village Partners for the three months ended June 30, 1998 and 1997, respectively. For the six months there ended, these payments amounted to $40,000 and $37,000, respectively.

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

(4)      Accrued Expenses for Liquidation

         Accrued expenses for liquidation as of June 30, 1998, includes estimates of costs to be incurred in carrying out the dissolution and liquidation of the Partnership. These costs include estimates of legal fees, accounting fees, tax preparation and filing fees, other professional services and the general partner's liability insurance. The actual costs could vary significantly from the related provisions due to the uncertainty related to the length of time required to complete the liquidation and dissolution and the complexities which may arise in disposing of the Partnership's remaining assets.

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

         On April 30, 1998, the General Partner accepted an offer to purchase all of the Partnership's properties for $33,680,000, subject to customary contingencies, including due diligence review by the purchaser and negotiation of a definitive Purchase and Sale Agreement (the "Purchase Offer"). At that time, the buyer anticipated closing the transaction in approximately 60-90 days.

         Since that time, the General Partner and the buyer have been working to finalize a definitive Purchase and Sale Agreement, but have not yet completed that negotiation. The most significant open issue is the purchase price, which in the Purchase Offer was based upon certain assumptions concerning existing occupancy, the lease-up of vacant space and the required capital expenditures to complete the lease-up.

         Several of the Partnership's properties have not performed to expectations. For instance, Delta Dental, which is major tenant at Creekridge, has told the General Partner that it is building its own building and will not renew its lease when it expires in February 1999. The buyer has reduced its offer based upon lower than expected revenue and the anticipated cost to reconfigure, build out and lease this space. The parties are therefore likely to agree to a final purchase price between $31,000,000 and $33,000,000 and are negotiating a formula to credit the Partnership should any space be leased before the final closing of the sale.

         The General Partner believes that the parties will reach agreement and currently anticipates finalization of a definitive Purchase and Sale Agreement by August 31, 1998. Once that is accomplished, the General Partner estimates that closing will take approximately 45-75 additional days.

           DAMSON/BIRTCHER REALTY INCOME FUND-II, LIMITED PARTNERSHIP

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Cont'd.)

         Liquidity and Capital Resources (Cont'd.)

         The prospective buyer (the "Purchaser") is Abbey Investments, Inc., an affiliate of The Abbey Company. The Abbey Company is a Southern California-based real estate operating company founded in 1990. The Purchaser is not affiliated in any way with the Partnership or the General Partner, or any of the General Partner's principals or affiliates.

         The Purchaser currently does not own or operate real property outside of Southern California. Therefore, it is seeking to negotiate a property management agreement with Birtcher to manage the properties after the closing.

         There can be no assurance that the proposed sale of the properties will be completed.

         Regular distributions through June 30, 1998 represent cash flow generated from operations of the Partnership's properties and interest earned on the temporary investment of working capital net of capital improvement reserve requirements. In December 1996, the Partnership made a special distribution of $720,000 representing 100% of the net proceeds from the sale of Atrium Place. Future cash distributions will be made principally to the extent of cash flow attributable to operations and sales of the Partnership's properties and interest earned on the investment of capital reserve, after providing for capital reserve and payment for capital improvements to the Partnership's properties.

         Results of Operations for the Three Months Ended June 30, 1998

         Because the Partnership adopted the liquidation basis of accounting on March 31, 1997, a comparison of the results of operations is not practical. As the Partnership's assets (properties) are sold, the results of operations will be generated from a smaller asset base, and are therefore not comparable. The Partnership's operating results have been reflected on the Statements of Changes of Net Assets in Liquidation since March 31, 1997 (the date of adoption of the liquidation basis of accounting).

         For the three months ended June 30, 1998, the Partnership generated $879,000 of net operating income from operation of its properties (exclusive of Cooper Village Partners). The increase in net operating income for the three months ended June 30, 1998, as compared to the same period in 1997, was primarily the result of an increase in rental revenue at Creekridge ($53,000) due to a higher overall occupancy in 1998. In addition, operating expense recoveries were higher at Kennedy ($54,000) and Lakeland ($12,000) as compared to 1997.

         Interest income resulted from the temporary investment of Partnership working capital. For the three months ended June 30, 1998, interest income was approximately $18,000.

         General and administrative expenses for the three months ended June 30, 1998 include charges of $106,000 from the General Partner and its affiliates for services rendered in connection with administering the

           DAMSON/BIRTCHER REALTY INCOME FUND-II, LIMITED PARTNERSHIP

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Cont'd.)

         Results of Operations for the Three Months Ended June 30, 1998
         (Cont'd.)

         affairs of the Partnership and operating the Partnership's properties. Also included in general and administrative expenses for the three months ended June 30, 1998 are direct charges of $108,000 relating to audit fees, tax preparation fees, legal and professional fees, insurance expenses, costs incurred in providing information to the Limited Partners and other miscellaneous costs.

         The decrease in general and administrative expenses for the three months ended June 30, 1998, as compared to the corresponding period in 1997, was primarily attributable to the decrease in legal, professional services and mailing costs associated with the Partnership's solicitation of the Limited Partners consent for the liquidation of the Partnership in 1997.

         Accrued expenses for liquidation, as reflected in the Statements of Net Assets in Liquidation since March 31, 1997, are not included in results of operations for the three month period ended March 31, 1997. The liquidation basis of accounting was adopted on March 31, 1997 therefore, it was not appropriate to include such adjustments in the results of operations for prior periods. Accrued expenses for liquidation as of June 30, 1998, includes estimates of costs to be incurred in carrying out the dissolution and liquidation of the Partnership. These costs include estimates of legal fees, accounting fees, tax preparation and filing fees, professional services and the general partner's liability insurance. The actual costs could vary significantly from the related provisions due to the uncertainty related to the length of time required to complete the liquidation and dissolution and the complexities which may arise in disposing of the Partnership's remaining assets.

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         a) Exhibits:

            27 - Financial Data Schedule

         b) Reports on Form 8-K:

            None filed in quarter ended June 30, 1998.

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

                                               By:   BIRTCHER LIMITED,
                                                     a California limited partnership,
                                                     General Partner of Birtcher Investments

                                                     By:    BREICORP,
                                                            a California corporation,
                                                            formerly known as Birtcher
                                                            Real Estate Inc., General
                                                            Partner of Birtcher Limited

Date:    August 10, 1998                                    By:   /s/Robert M. Anderson
                                                                  -----------------------------
                                                                  Robert M. Anderson
                                                                  Executive Director
                                                                  BREICORP

                                  By:   LF Special Fund I, L.P.,
                                        a California limited partnership

                                        By:    Liquidity Fund Asset Management, Inc.,
                                               a California corporation, General
                                               Partner of LF Special Fund I, L.P.

Date:    August 10, 1998                       By:   /s/ Brent R. Donaldson
                                                     -------------------------------------
                                                     Brent R. Donaldson
                                                     President
                                                     Liquidity Fund Asset Management, Inc.

                                 EXHIBIT INDEX

Exhibit No.          Description
-----------          -----------
   27                Financial Data Schedule