Form 10-Q
period 1998-09-30
DAMSON BIRTCHER REALTY INCOME FUND II LTD PARTNERSHIP
filed 1998-11-16
CIK 773915

                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                     --------------------------------------


For Quarter Ended     September 30, 1998
                 ---------------------------------------------------------------

Commission file number    0-14633
                      ----------------------------------------------------------

           DAMSON/BIRTCHER REALTY INCOME FUND-II, LIMITED PARTNERSHIP
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                      Delaware                         13-3294820
--------------------------------------------------------------------------------
            (State or other jurisdiction of         (I.R.S. Employer
             incorporation or organization)         Identification No.)


 27611 La Paz Road, P.O. Box 30009, Laguna Niguel, California  92607-0009
--------------------------------------------------------------------------------
          (Address of principal executive offices)             (Zip Code)


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

           DAMSON/BIRTCHER REALTY INCOME FUND-II, LIMITED PARTNERSHIP
                          QUARTERLY REPORT ON FORM 10-Q
                  FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1998
           ----------------------------------------------------------

                                      INDEX

                                                                                                        Page
                                                                                                        ----
PART I.        FINANCIAL INFORMATION

Item 1.        Financial Statements

               Statements of Net Assets in Liquidation - September 30, 1998
               (Unaudited) and December 31, 1997 (Audited)...........................................      3

               Statements of Changes of Net Assets in Liquidation -
               Three Months Ended September 30, 1998 and 1997 and Nine
               Months Ended September 30, 1998(Unaudited)............................................      4

               Statement of Operations (Unaudited) -
               Three Months Ended March 31, 1997.....................................................      5

               Statement of Cash Flows (Unaudited) -
               Three Months Ended March 31, 1997.....................................................      6

               Notes to Financial Statements (Unaudited).............................................      7

Item 2.        Management's Discussion and Analysis of
               Financial Condition and Results of Operations.........................................     13


PART II.       OTHER INFORMATION.....................................................................     17

                          PART I. FINANCIAL INFORMATION
                          -----------------------------


ITEM 1.        FINANCIAL STATEMENTS


                      DAMSON/BIRTCHER REALTY INCOME FUND-II
                     STATEMENTS OF NET ASSETS IN LIQUIDATION
                     ---------------------------------------

                                                                            September 30,       December 31,
                                                                               1998                1997
                                                                            -------------       ------------
ASSETS (Liquidation Basis):                                                 (unaudited)
Properties                                                                  $23,283,000         $23,102,000

Investment in Cooper Village Partners                                         3,677,000           3,640,000
Cash and cash equivalents                                                     1,634,000           1,455,000
Accounts receivable, net                                                         93,000             121,000
Other assets                                                                     31,000              25,000
                                                                            -----------         -----------

   Total Assets                                                              28,718,000          28,343,000
                                                                            -----------         -----------

LIABILITIES (Liquidation Basis):

Accounts payable and accrued liabilities                                        847,000             667,000
Accrued expenses for liquidation                                                281,000             282,000
                                                                            -----------         -----------

   Total Liabilities                                                          1,128,000             949,000
                                                                            -----------         -----------

Net Assets in Liquidation                                                   $27,590,000         $27,394,000
                                                                            ===========         ===========


   The accompanying notes are an integral part of these financial statements.

           DAMSON/BIRTCHER REALTY INCOME FUND-II, LIMITED PARTNERSHIP
               STATEMENTS OF CHANGES OF NET ASSETS IN LIQUIDATION
                                   (UNAUDITED)
           ----------------------------------------------------------

                                                     Three Months Ended
                                                       September 30,               Nine Months Ended
                                              --------------------------------        September 30,
                                                  1998                1997                1998
                                              ------------        ------------        ------------
Net assets in liquidation at beginning
 of period                                    $ 27,494,000        $ 27,188,000        $ 27,394,000
Increase (decrease) during period:
  Operating activities:
    Property operating income, net                 849,000             774,000           2,563,000
    Equity in earnings of Cooper
      Village Partners                              70,000              48,000             252,000
    Interest income                                 18,000              18,000              58,000
    Leasing commissions                            (12,000)            (11,000)            (45,000)
    General and administrative expenses           (170,000)           (194,000)           (540,000)
                                              ------------        ------------        ------------

                                                   755,000             635,000           2,288,000
                                              ------------        ------------        ------------

Liquidating activities-distributions
 to partners                                      (659,000)           (562,000)         (2,092,000)
                                              ------------        ------------        ------------

Net increase in assets
 in liquidation                                     96,000              73,000             196,000
                                              ------------        ------------        ------------

Net assets in liquidation at end
 of period                                    $ 27,590,000        $ 27,261,000        $ 27,590,000
                                              ============        ============        ============


   The accompanying notes are an integral part of these financial statements.

           DAMSON/BIRTCHER REALTY INCOME FUND-II, LIMITED PARTNERSHIP
                             STATEMENT OF OPERATIONS
                                   (UNAUDITED)
           ----------------------------------------------------------

                                                                  For the
                                                               Three Months
                                                                  Ended
                                                              March 31, 1997
                                                              --------------
REVENUES
--------

Rental income                                                  $1,157,000
Interest income                                                    20,000
                                                                ---------

   Total revenues                                               1,177,000
                                                                ---------

EXPENSES
--------

Operating expenses                                                255,000
Real estate taxes                                                 187,000
Amortization                                                       17,000
General and administrative                                        244,000
                                                                ---------

   Total expenses                                                 703,000
                                                                ---------

Income before equity
  in earnings of Cooper Village Partners                          474,000

Equity in earnings of Cooper
  Village Partners                                                 91,000
                                                                ---------

NET INCOME                                                      $ 565,000
                                                                =========

NET INCOME ALLOCABLE TO:

   General Partner                                              $   6,000
                                                                =========

   Limited Partners                                             $ 559,000
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

        Sale of the Properties

        On April 30, 1998, the General Partner accepted an offer to purchase all of the Partnership's properties for $33,680,000, subject to customary contingencies, including due diligence review by the purchaser and negotiation of a definitive Purchase and Sale Agreement (the "Purchase Offer"). At that time, the buyer, Abbey Investments, Inc., ("Abbey"), anticipated closing the transaction in approximately 60-90 days.

           DAMSON/BIRTCHER REALTY INCOME FUND-II, LIMITED PARTNERSHIP


NOTES TO FINANCIAL STATEMENTS - UNAUDITED (Cont'd.)
-----------------------------------------

(1)     Accounting Policies (Cont'd.)

        Sale of the Properties (Cont'd.)

        Since that time, the General Partner and the buyer have been working to finalize a definitive Purchase and Sale Agreement, and that negotiation culminated in an executed agreement dated as of November 9, 1998.

        As previously reported, several of the Partnership's properties have not performed to expectations. For instance, Delta Dental, which is a major tenant at Creekridge, has told the General Partner that it is building its own building and will not renew its lease when it expires in February 1999. The buyer reduced its offer based upon lower than expected revenue and the anticipated cost to reconfigure, build out and lease this space. As a result, the parties have agreed to a final purchase price range between $32,250,000 and $33,000,000, depending upon final occupancy rates at the time of closing, as described below. Based upon an aggregate price of $32,250,000 (including the Partnership's interest in Cooper Village Partners), the purchase price would be allocated as follows:

                             PROPERTIES               PURCHASE PRICE     DISPOSITION FEES
                                                                              EARNED
           ------------------------------------------------------------ -------------------
           Creekridge Center                            $ 8,300,000          $207,500
           Iomega                                         8,600,000            -0-
           Kennedy Corporate Center                       2,800,000            -0-
           Ladera-II Shopping Center                      2,300,000            -0-
           Lakeland Industrial Park                       6,550,000          $163,750
           Cooper Village Shopping Center (58%)           3,700,000            -0-
                                                        -----------          --------
              Total                                     $32,250,000          $371,250
                                                        ===========          ========

        Deposit. Abbey will deposit into an interest-bearing escrow an initial deposit of $203,200 (including Cooper Village). This deposit plus all interest earned is refundable to Abbey (less one-half of any escrow charges) until the Partnership has satisfied all of its presale obligations or those obligations are waived by Abbey, or until January 23, 1999. Thereafter, the deposit is nonrefundable and it and all interest earned shall be applied to the payment of the purchase price.

        Conditions. The close of the sale is subject to, among other things, Abbey's approval of title conditions, review of operating documents and reports, physical inspection of the properties, and receipt of tenant estoppel certificates. Escrow fees and costs will be shared equally; in general, other costs will be borne in accordance with how those cost are shared in each county in which the real property is located.

        Default. If the Partnership defaults in its obligations under the Purchase and Sale Agreements, Abbey may either (i) terminate the agreements, take back its deposit plus any interest earned, and receive from the Partnership Abbey's actual out-of-pocket expenses, including reasonable attorneys fees and costs or (ii) seek specific performance of the agreements. If Abbey defaults after the contingency period, the Partnership is entitled to keep the deposit plus any interest earned. Abbey and the Partnership have also agreed to refer any disputes to a retired judge or other private arbitrator

           DAMSON/BIRTCHER REALTY INCOME FUND-II, LIMITED PARTNERSHIP


NOTES TO FINANCIAL STATEMENTS - UNAUDITED (Cont'd.)
-----------------------------------------

(1)     Accounting Policies (Cont'd.)

        Sale of the Properties (Cont'd.)


        should a dispute arise.

        Price adjustments; vacant space; earnout. The purchase price will be between $32,250,000 and $33,000,000, depending upon whether or not certain space in the Partnership's properties that is currently vacant or soon-to-be-vacant is leased before closing. The General Partner and Abbey have agreed on a formula that, in general, credits the Partnership for new leases on certain vacant space, or expanding certain current leases, prior to closing. According to this formula, the purchase price will never drop below $32,250,000 nor rise above $33,000,000. A sale in this price range will provide Limited Partners with a final distribution of approximately $606 to $620 per $1,000 original investment.

        Disposition fees. Pursuant to the Partnership Agreement, the General Partner will earn a Disposition Fee of 2.5% of the sale price of certain properties, as set forth in the table above. The amount of the fee will vary depending upon the final sale price of each property. The General Partner will not receive any other fees or distribution of proceeds from the sale of the properties to Abbey.

        Management agreement. At closing, Abbey will enter into a property management agreement with Birtcher Property Services ("BPS") to manage all of the Partnership's properties, plus the properties currently owned by Damson/Birtcher Realty Income Fund-I and Real Estate Income Partners
        III. BPS is an affiliate of Birtcher Investors. BPS has no relationship or affiliation with Liquidity Fund or any of its affiliates.

        The property management agreement has a three year term, during which time BPS will be Abbey's exclusive agent to lease, operate and maintain the properties. For these services, Abbey will pay BPS an annual asset management fee based on performance of the properties measured by the net operating income they generate. The asset management fee will never be greater than an amount equal to 1% of the final sales price of each property as set forth in the Purchase and Sale Agreements. In addition, Abbey will pay BPS a property management fee equal to 3% of gross rents collected, and leasing fees of 6.5% of total lease consideration (less third-party brokerage commissions, which are expected to be 5-6%) for new leases and 2% (0% if third-party brokers are involved) for renewals. BPS will be responsible for all of its costs and expenses associated with performing pursuant to the management agreement. The agreement (covering all of the Partnership's properties plus those of Damson/Birtcher Realty Income Fund-II and Real Estate Income Partners
        III) may be terminated without cause by Abbey at any time six months after closing. Termination requires 60 days notice and payment of a termination fee that approximates a 1% asset management fee, plus a 3% property management fee, for the remainder of the term that is equal to $2.7 million, less $100,000 for each month of the contract term that has expired.

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

(2)     Transactions with Affiliates

        The Partnership has no employees and, accordingly, the General Partner and its affiliates perform services on behalf of the Partnership in connection with administering the affairs of the Partnership. The General Partner and affiliates are reimbursed for their general and administrative costs actually incurred and associated with services performed on behalf of the Partnership. For the three months ended September 30, 1998 and 1997 the Partnership incurred approximately $21,000 and $31,000, respectively, of such expenses. For the nine months there ended, these expenses amounted to $89,000 and $88,000, respectively.

        An affiliate of the General Partner provides property management services with respect to the Partnership's properties and receives a fee for such services not to exceed 6% of the gross receipts from the properties under management provided that leasing services are performed, otherwise not to exceed 3%. Such fees amounted to approximately $47,000 and $41,000, respectively, for the three months ended September 30, 1998 and 1997 and $136,000 and $118,000 for the nine months there ended. In addition, an affiliate of the General Partner received $26,000 and $27,000 for the three months ended September 30, 1998 and 1997, respectively, as reimbursement of costs of on-site property management personnel and other reimbursable expenses. These reimbursements amounted to $84,000 and $82,000 for the nine months there ended.

        Leasing fees for the three months ended September 30, 1998 and 1997, included charges of $4,000 and $3,000, respectively, from the General Partner and its affiliates for leasing services rendered in connection with leasing space in a Partnership property after expiration or termination of leases. For the nine months there ended, such fees were $31,000 and $20,000, respectively.

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

        The amended Partnership Agreement provides for the Partnership's payment to the General Partner of an annual asset management fee equal to .55% for 1998 and .65% for 1997 of the aggregate appraised value of the Partnership's properties as determined by independent appraisal undertaken in January of each year. Such fees for the three months ended September 30, 1998 and 1997, amounted to $40,000 and $43,000, respectively and for the nine months there ended they amounted to $120,000 and $127,000, respectively.

        In addition to the aforementioned, the General Partner was also paid $17,000 and $20,000, related to the Partnership's portion (58%) of asset management fees, property management fees, leasing fees, reimbursement of on-site property management personnel and other reimbursable expenses for Cooper Village Partners for the three months ended September 30, 1998 and 1997, respectively. For the nine months there ended, these payments amounted to $57,000 and $57,000, respectively.

(3)     Commitments and Contingencies

        Litigation

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

           DAMSON/BIRTCHER REALTY INCOME FUND-II, LIMITED PARTNERSHIP


NOTES TO FINANCIAL STATEMENTS - UNAUDITED (Cont'd.)
-----------------------------------------

3)      Commitments and Contingencies (Cont'd.)

        Litigation (Cont'd.)

        In September 1998, Bigelow/Diversified Secondary Partnership 1990 informed the Partnership that it was filing suit in the Delaware Chancery Court against Damson/Birtcher Partners, Birtcher Investors, Birtcher Liquidity Properties, Birtcher Investments, BREICORP, LF Special Fund I, LP, LF Special Fund II. LP, Arthur Birtcher, Ronald Birtcher, Robert Anderson, Richard G. Wollack and Brent R. Donaldson alleging a purported class action on behalf of the limited partners of Damson/Birtcher Realty Income Fund-I, Damson/Birtcher Realty Income Fund-II and Real Estate Income Partners III alleging breach of fiduciary duty and incorporating the allegations set forth in the previously dismissed March 25, 1998 complaint filed in the Court of Chancery of Philadelphia County. One of the stated purposes of the Delaware complaint is to enjoin the pending transaction with Abbey. Plaintiff has engaged in preliminary discovery and the parties have held settlement discussions. No motions are pending at this time.

(4)     Accrued Expenses for Liquidation

        Accrued expenses for liquidation as of September 30, 1998, includes estimates of costs to be incurred in carrying out the dissolution and liquidation of the Partnership. These costs include estimates of legal fees, accounting fees, tax preparation and filing fees, other professional services and the general partner's liability insurance. The actual costs could vary significantly from the related provisions due to the uncertainty related to the length of time required to complete the liquidation and dissolution and the complexities which may arise in disposing of the Partnership's remaining assets.

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

        Since that time, the General Partner and the buyer have been working to finalize a definitive Purchase and Sale Agreement, and that negotiation culminated in executed agreement dated as of November 9, 1998.

        The prospective buyer (the "Purchaser") is Abbey Investments, Inc., an affiliate of The Abbey Company. The Abbey Company is a Southern California-based real estate operating company founded in 1990. The Purchaser is not affiliated in any way with the Partnership or the General Partner, or any of the General Partner's principals or affiliates.

        As previously reported, several of the Partnership's properties have not performed to expectations. For instance, Delta Dental, which is a major tenant at Creekridge, has told the General Partner that it is building its own building and will not renew its lease when it expires in February 1999. The buyer reduced its offer based upon lower than expected revenue and the anticipated cost to reconfigure, build out and lease this space. As a result, the parties have agreed to a final purchase price range between $32,250,000 and $33,000,000, depending upon final occupancy rates at the time of closing, as described below. Based upon an aggregate price of $32,250,000 (including the Partnership's interest in Cooper Village Partners), the purchase price would be allocated as follows:

                             PROPERTIES                PURCHASE PRICE       DISPOSITION FEES
                                                                                 EARNED
           --------------------------------------------------------------- --------------------
           Creekridge Center                               $ 8,300,000          $207,500
           Iomega                                            8,600,000             -0-
           Kennedy Corporate Center                          2,800,000             -0-
           Ladera-II Shopping Center                         2,300,000             -0-
           Lakeland Industrial Park                          6,550,000          $163,750
           Cooper Village Shopping Center (58%)              3,700,000             -0-
                                                           -----------          --------
              Total                                        $32,250,000          $371,250
                                                           ===========          ========

           DAMSON/BIRTCHER REALTY INCOME FUND-II, LIMITED PARTNERSHIP


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Cont'd.)

        Liquidity and Capital Resources (Cont'd.)
        -------------------------------

        Deposit. Abbey will deposit into an interest-bearing escrow an initial deposit of $203,200. This deposit plus all interest earned is refundable to Abbey (less one-half of any escrow charges) until the Partnership has satisfied all of its presale obligations or those obligations are waived by Abbey, or until January 23, 1999. Thereafter, the deposit is nonrefundable and it and all interest earned shall be applied to the payment of the purchase price.

        Conditions. The close of the sale is subject to, among other things, Abbey's approval of title conditions, review of operating documents and reports, physical inspection of the properties, and receipt of tenant estoppel certificates. Escrow fees and costs will be shared equally; in general, other costs will be borne in accordance with how those cost are shared in each county in which the real property is located.

        Default. If the Partnership defaults in its obligations under the Purchase and Sale Agreements, Abbey may either (i) terminate the agreements, take back its deposit plus any interest earned, and receive from the Partnership Abbey's actual out-of-pocket expenses, including reasonable attorneys fees and costs or (ii) seek specific performance of the agreements. If Abbey defaults after the contingency period, the Partnership is entitled to keep the deposit plus any interest earned. Abbey and the Partnership have also agreed to refer any disputes to a retired judge or other private arbitrator should a dispute arise.

        Price adjustments; vacant space; earnout. The purchase price will be between $32,250,000 and $33,000,000, depending upon whether or not certain space in the Partnership's properties that is currently vacant or soon-to-be-vacant is leased before closing. The General Partner and Abbey have agreed on a formula that, in general, credits the Partnership for new leases on certain vacant space, or expanding certain current leases, prior to closing. According to this formula, the purchase price will never drop below $32,250,000 nor rise above $33,000,000. A sale in this price range will provide Limited Partners with a final distribution of approximately $606 to $620 per $1,000 original investment.

        Disposition fees. Pursuant to the Partnership Agreement, the General Partner will earn a Disposition Fee of 2.5% of the sale price of certain properties, as set forth in the table above. The amount of the fee will vary depending upon the final sale price of each property. The General Partner will not receive any other fees or distribution of proceeds from the sale of the properties to Abbey.

        Management agreement. At closing, Abbey will enter into a property management agreement with Birtcher Property Services ("BPS") to manage all of the Partnership's properties, plus the properties currently owned by Damson/Birtcher Realty Income Fund-I and Real Estate Income Partners
        III. BPS is an affiliate of Birtcher Investors. BPS has no relationship or affiliation with Liquidity Fund or any of its affiliates.

           DAMSON/BIRTCHER REALTY INCOME FUND-II, LIMITED PARTNERSHIP


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Cont'd.)

        Liquidity and Capital Resources (Cont'd.)
        -------------------------------

        The property management agreement has a three year term, during which time BPS will be Abbey's exclusive agent to lease, operate and maintain the properties. For these services, Abbey will pay BPS an annual asset management fee based on performance of the properties measured by the net operating income they generate. The asset management fee will never be greater than an amount equal to 1% of the final sales price of each property as set forth in the Purchase and Sale Agreements. In addition, Abbey will pay BPS a property management fee equal to 3% of gross rents collected, and leasing fees of 6.5% of total lease consideration (less third-party brokerage commissions, which are expected to be 5-6%) for new leases and 2% (0% if third-party brokers are involved) for renewals. BPS will be responsible for all of its costs and expenses associated with performing pursuant to the management agreement. The agreement (covering all of the Partnership's properties plus those of Damson/Birtcher Realty Income Fund-II and Real Estate Income Partners
        III) may be terminated without cause by Abbey at any time six months after closing. Termination requires 60 days notice and payment of a termination fee that approximates a 1% asset management fee, plus a 3% property management fee, for the remainder of the term that is equal to $2.7 million, less $100,000 for each month of the contract term that has expired.

        There can be no assurance that the proposed sale of the properties will be completed.

        Regular distributions through September 30, 1998 represent cash flow generated from operations of the Partnership's properties and interest earned on the temporary investment of working capital net of capital improvement reserve requirements. In December 1996, the Partnership made a special distribution of $720,000 representing 100% of the net proceeds from the sale of Atrium Place. Future cash distributions will be made principally to the extent of cash flow attributable to operations and sales of the Partnership's properties and interest earned on the investment of capital reserve, after providing for capital reserve and payment for capital improvements to the Partnership's properties.

        Results of Operations for the Three Months Ended September 30, 1998
        -------------------------------------------------------------------

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

        For the three months ended September 30, 1998, the Partnership generated

           DAMSON/BIRTCHER REALTY INCOME FUND-II, LIMITED PARTNERSHIP


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Cont'd.)

        Results of Operations for the Three Months Ended September 30, 1998
        -------------------------------------------------------------------
        (Cont'd.)

        $849,000 of net operating income from operation of its properties (exclusive of Cooper Village Partners). The increase in net operating income for the three months ended September 30, 1998, as compared to the same period in 1997, was due to several factors. At Creekridge, rental revenue increased by $32,000, due to a higher overall occupancy in 1998, and other operating expenses decreased by $18,000. In addition, operating expense recoveries were higher at Kennedy ($8,000) and at Iomega, rental income increased ($11,000) as compared to 1997. Legal and professional fees were also lower at Ladera-II and Kennedy ($6,000).

        Interest income resulted from the temporary investment of Partnership working capital. For the three months ended September 30, 1998, interest income was approximately $18,000.

        General and administrative expenses for the three months ended September 30, 1998 include charges of $65,000 from the General Partner and its affiliates for services rendered in connection with administering the affairs of the Partnership and operating the Partnership's properties. Also included in general and administrative expenses for the three months ended September 30, 1998 are direct charges of $105,000 relating to audit fees, tax preparation fees, legal and professional fees, insurance expenses, costs incurred in providing information to the Limited Partners and other miscellaneous costs.

        The decrease in general and administrative expenses for the three months ended September 30, 1998, as compared to the corresponding period in 1997, was primarily attributable to the decrease in legal, professional services, asset management fees and administrative costs.

        Accrued expenses for liquidation, as reflected in the Statements of Net Assets in Liquidation since March 31, 1997, are not included in results of operations for the three month period ended March 31, 1997. The liquidation basis of accounting was adopted on March 31, 1997 therefore, it was not appropriate to include such adjustments in the results of operations for prior periods. Accrued expenses for liquidation as of September 30, 1998, includes estimates of costs to be incurred in carrying out the dissolution and liquidation of the Partnership. These costs include estimates of legal fees, accounting fees, tax preparation and filing fees, professional services and the general partner's liability insurance. The actual costs could vary significantly from the related provisions due to the uncertainty related to the length of time required to complete the liquidation and dissolution and the complexities which may arise in disposing of the Partnership's remaining assets.

           DAMSON/BIRTCHER REALTY INCOME FUND-II, LIMITED PARTNERSHIP


                           PART II. OTHER INFORMATION
                           --------------------------

ITEM 1. LEGAL PROCEEDINGS

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

        In September 1998, Bigelow/Diversified Secondary Partnership 1990 informed the Partnership that it was filing suit in the Delaware Chancery Court against Damson/Birtcher Partners, Birtcher Investors, Birtcher Liquidity Properties, Birtcher Investments, BREICORP, LF Special Fund I, LP, LF Special Fund II. LP, Arthur Birtcher, Ronald Birtcher, Robert Anderson, Richard G. Wollack and Brent R. Donaldson alleging a purported class action on behalf of the limited partners of Damson/Birtcher Realty Income Fund-I, Damson/Birtcher Realty Income Fund-II and Real Estate Income Partners III alleging breach of fiduciary duty and incorporating the allegations set forth in the previously dismissed March 25, 1998 complaint filed in the Court of Chancery of Philadelphia County. One of the stated purposes of the Delaware complaint is to enjoin the pending transaction with Abbey. Plaintiff has engaged in preliminary discovery and the parties have held settlement discussions. No motions are pending at this time.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        a) Exhibits:

               27 - Financial Data Schedule

        b) Reports on Form 8-K:

               None filed in quarter ended September 30, 1998.

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

                                                    By:  BIRTCHER LIMITED,
                                                         a California limited partnership,
                                                         General Partner of Birtcher Investments

                                                         By:  BREICORP,
                                                              a California corporation,
                                                              formerly known as Birtcher
                                                              Real Estate Inc., General
                                                              Partner of Birtcher Limited

Date:   November 10, 1998                                     By:   /s/Robert M. Anderson
                                                                    ---------------------
                                                                    Robert M. Anderson
                                                                    Executive Director
                                                                    BREICORP

                                         By:  LF Special Fund I, L.P.,
                                              a California limited partnership

                                              By:   Liquidity Fund Asset Management, Inc.,
                                                    a California corporation, General
                                                    Partner of LF Special Fund I, L.P.

Date:   November 10, 1998                           By:  /s/ Brent R. Donaldson
                                                         ----------------------
                                                         Brent R. Donaldson
                                                         President
                                                         Liquidity Fund Asset Management, Inc.

                                  EXHIBIT INDEX


Exhibit Number                          Description
--------------                          -----------

      27                           Financial Data Schedule