Form 10-K
period 1998-12-31
DAMSON BIRTCHER REALTY INCOME FUND II LTD PARTNERSHIP
filed 1999-03-31
CIK 773915

                     DAMSON/BIRTCHER REALTY INCOME FUND-II,
                               LIMITED PARTNERSHIP

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                           OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998       COMMISSION FILE NUMBER 0-14633

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

                                 (949) 643,7700
                         (Registrant's telephone number)

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

                     DAMSON/BIRTCHER REALTY INCOME FUND-II,
                               LIMITED PARTNERSHIP

         ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 1998


                                      INDEX

                                                                                          Page
                                                                                          ----
PART I

         Item 1.      Business.........................................................     3
         Item 2.      Properties.......................................................     5
         Item 3.      Legal Proceedings................................................     6
         Item 4.      Submission of Matters to a Vote of
                        Security Holders...............................................     7


PART II

         Item 5.      Market for the Registrant's Limited Partnership
                        Interests and Related Security Holder Matters..................     7
         Item 6.      Selected Financial Data..........................................     8
         Item 7.      Management's Discussion and Analysis of Financial
                        Condition and Results of Operations............................     9
         Item 7a.     Quantitative and Qualitative Market Risk Disclosures.............    15
         Item 8.      Financial Statements and Supplementary Data.....................    F-1
         Item 9.      Changes in and Disagreements with Accountants on
                        Accounting and Financial Disclosure............................    16


PART III

         Item 10.     Directors and Executive Officers of the Registrant...............    16
         Item 11.     Executive Compensation...........................................    16
         Item 12.     Security Ownership of Certain Beneficial Owners
                        and Management.................................................    17
         Item 13.     Certain Relationships and Related Transactions...................    17


PART IV

         Item 14.     Exhibits, Financial Statement Schedules and
                        Reports on Form 8-K............................................    17
           ---        Signatures.......................................................    19

                     DAMSON/BIRTCHER REALTY INCOME FUND-II,
                               LIMITED PARTNERSHIP
                     --------------------------------------

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

Given the mandate of the May 5, 1993 Information Statement, the General Partner decided to account for the Partnership's properties as assets held for sale, instead of for investment as of December 31, 1995. In accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" (see Note 2 to the Financial Statements in Item 8), the carrying value of the properties was evaluated to insure that each property was carried on the Partnership's balance sheets at the lower of cost or fair value, less estimated selling costs. Accordingly, the General Partner compared the carrying value of each property to its appraised value as of January 1, 1996. If the carrying value of a property and certain related assets was greater than its appraised value, less estimated selling costs, the General Partner reduced the carrying value of the property by the difference.

                     DAMSON/BIRTCHER REALTY INCOME FUND-II,
                               LIMITED PARTNERSHIP
                     --------------------------------------


Item 1. Business (Cont'd.)

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

Since the approval of the February 18, 1997 Consent Solicitation, the General Partner has been evaluating possible sales of Partnership properties, individually and as a portfolio, to liquidate and wind up the Partnership. On April 30, 1998 the General Partner accepted an offer to purchase all of the Partnership's properties for $33,680,000 from Abbey Investments, Inc. ("Abbey"), which was subject to certain customary contingencies, including due diligence review by the purchaser and negotiation of a definitive Purchase and Sale Agreement. On November 9, 1998, the Partnership and Abbey entered into a definitive Purchase and Sale Agreement, for a purchase price ranging between $32,250,000 and $33,000,000, depending upon occupancy rates at closing. Abbey thereafter requested a material reduction in the purchase price, which the Partnership did not agree to. Therefore, in late January 1999, the sale to Abbey was terminated. Since that time, the Partnership has been actively soliciting buyers for its properties.

The Partnership derives most of its revenue from rental income. Both Iomega Corporation and Delta Dental Corporation represent significant portions of such income. Rental income from Iomega Corporation totaled $1,260,000 in 1998, $1,216,000 in 1997 and $1,210,000 in 1996, or approximately 23%, 25% and 25%, respectively, of the Partnership's total rental income. Rental income from Delta Dental Corporation totaled $888,000 in 1998, $860,000 in 1997 and $755,000 in 1996, or approximately 17%, 18% and 16%, respectively, of the Partnership's total rental income.

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

                     DAMSON/BIRTCHER REALTY INCOME FUND-II,
                               LIMITED PARTNERSHIP
                     --------------------------------------


Item 2.  PROPERTIES


                                                                                                    NUMBER OF
                                                                                        NET           TENANT      PERCENTAGE
                               APPROXIMATE                                            RENTABLE        LEASES       OCCUPIED
                                PURCHASE                                               AREA IN         AS OF         AS OF
NAME/LOCATION/DATE ACQUIRED     PRICE(1)                DESCRIPTION                    SQ. FT.       12/31/98      12/31/98
-----------------------------------------------------------------------------------------------------------------------------
Lakeland Industrial Park,      5,875,000      Nine one-story office/warehouse         209,840            16           92%
  Phases I-IV                                 buildings located on 11.27 acres
Milwaukee, Wisconsin                          of land.
December 19, 1985 and
November 25, 1986

Kennedy Corporate Center,      4,599,000      Three-story office building              39,933             9           94%
  Phase I                                     located on 2.8 acres of land.
Palatine, Illinois
January 8, 1986

Iomega/Northpointe Center      7,980,000      Seven industrial/office buildings       210,165             7          100%
Roy, Utah                                     located on 16.6 acres of land.
January 31, 1986

Ladera Shopping Center,        2,889,000      A neighborhood retail shopping           35,094             6          100%
  Phase II                                    center located on 3.8 acres of land.
Albuquerque, New Mexico
February 7, 1986

Creekridge Center             11,865,000      Two three-story office buildings         81,835            16           93%
Bloomington, Minnesota                        located on 5 acres of land.
September 23, 1986

Cooper Village               4,789,000(2)     A single-story shopping center          9,978(2)           22           99%
Mesa, Arizona                                 located on 10.88 acres of land.
December 30, 1987 and
December 30, 1988


                             -----------                                              -------
TOTAL                        $37,997,000                                              636,845
                             ===========                                              =======


SEE NOTES TO TABLE ON THE FOLLOWING PAGE.

                     DAMSON/BIRTCHER REALTY INCOME FUND-II,
                               LIMITED PARTNERSHIP
                     --------------------------------------

Item 2. PROPERTIES (Cont'd.)

NOTES TO TABLE ON THE PRECEDING PAGE

        (1) The purchase price does not include an allocable share of acquisition fees of $2,484,000 paid to the General Partner. Also, for certain properties, the purchase price has been reduced by cash received after acquisition under rental agreements for non-occupied space.

        (2) An interest in Cooper Village was acquired by the Partnership through a general partnership, Cooper Village Partners ("CV Partners") consisting of the Partnership and Real Estate Income Partners III, Limited Partnership, an affiliated limited partnership. At December 31, 1998, the Partnership had a 58% interest in CV Partners. (See Note 3 to Financial Statements in
               Item 8 for a further discussion of the Partnership's interest in CV Partners.) The amounts shown herein for approximate purchase price and net rentable square feet represent 58% of the respective amounts for CV Partners.

Item 3. LEGAL PROCEEDINGS

        So far as is known to the General Partner, neither the Partnership nor its properties are subject to any material pending legal proceedings, except for the following:

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

        In September 1998, Bigelow/Diversified Secondary Partnership 1990 informed the Partnership that it was filing suit in the Delaware Chancery Court against Damson/Birtcher Partners, Birtcher Investors, Birtcher Liquidity Properties,

                     DAMSON/BIRTCHER REALTY INCOME FUND-II,
                               LIMITED PARTNERSHIP
                     --------------------------------------

Item 3. LEGAL PROCEEDINGS (Cont'd.)

        Birtcher Investments, BREICORP, LF Special Fund I, LP, LF Special Fund
        II. LP, Arthur Birtcher, Ronald Birtcher, Robert Anderson, Richard G. Wollack and Brent R. Donaldson alleging a purported class action on behalf of the limited partners of Damson/Birtcher Realty Income Fund-I, Damson/Birtcher Realty Income Fund-II and Real Estate Income Partners III alleging breach of fiduciary duty and incorporating the allegations set forth in the previously dismissed March 25, 1997 complaint filed in the Court of Chancery of Philadelphia County. Plaintiff has engaged in preliminary discovery and the parties have held settlement discussions. No motions are pending at this time.

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

        As of February 28, 1999, the number of holders of the Partnership's interests is as follows:


                              General Partner                           1
                              Limited Partners                      5,880
                                                                    -----
                                                                    5,881
                                                                    =====


        The Partnership makes quarterly cash distributions to its partners out of distributable cash pursuant to the Partnership's Agreement of Limited Partnership. Distributable cash is generally paid 99% to the Limited Partners and 1% to the General Partner.

        The Partnership has paid the following quarterly cash distributions to its Limited Partners:


        CALENDAR
        QUARTERS      1999           1998         1997          1996       1995         1994
----------------------------------------------------------------------------------------------
        First       $426,000       $704,000     $600,000    $  463,000    $441,000    $358,000
        Second                      716,000      610,000       456,000     462,000     421,000
        Third                       652,000      562,000       504,000     462,000     405,000
        Fourth                      652,000      610,000     1,318,000     463,000     465,000


        The Limited Partners and the General Partner are entitled to receive quarterly cash distributions, as available, in the future.

        In December 1996, the Partnership made a $720,000 special distribution to its limited partners from a portion of the proceeds from the sale of Atrium Place. See Item 7, Liquidity and Capital Resources for further discussion.

                     DAMSON/BIRTCHER REALTY INCOME FUND-II,
                               LIMITED PARTNERSHIP
                     --------------------------------------

Item 6. SELECTED FINANCIAL DATA


                       PERIOD ENDED                    YEARS ENDED DECEMBER 31,
                        MARCH 31,         --------------------------------------------------
                          1997               1996               1995                 1994
                       -----------        -----------        ------------       ------------
Total Revenues         $ 1,177,000        $ 4,859,000       $ 4,523,000         $ 4,637,000
                       ===========        ===========       ============        ============

Net Income (Loss):
  General Partner      $     6,000        $    19,000        $     (6,000)      $      5,000
  Limited Partners         559,000          1,897,000            (569,000)           457,000
                       -----------        -----------        ------------       ------------

                       $   565,000        $ 1,916,000        $   (575,000)      $    462,000
                       ===========        ===========        ============       ============

Total Distributions:
  General Partner      $     5,000        $    21,000        $     18,000       $     17,000
                       ===========        ===========        ============       ============

  Limited Partners     $   600,000        $ 2,741,000        $  1,828,000       $  1,649,000
                       ===========        ===========        ============       ============


The following summary of financial data is for the period since the Partnership adopted the liquidation basis of accounting.


                                                        PERIOD FROM
                                YEAR ENDED         APRIL 1, 1997 THROUGH
                            DECEMBER 31, 1998         DECEMBER 31, 1997
                            -----------------      ---------------------
Property Operating
 Income, net                    $ 3,350,000              $ 2,304,000
                                ===========              ===========
Distributions to
 Partners                       $ 2,752,000              $ 1,782,000
                                ===========              ===========

Net Assets in
 Liquidation                    $27,752,000              $27,394,000
                                ===========              ===========


                                         DECEMBER 31,
                         ---------------------------------------------
                             1996            1995              1994
                         -----------      -----------      -----------
Total Assets             $28,212,000      $29,134,000      $31,496,000
                         ===========      ===========      ===========

                     DAMSON/BIRTCHER REALTY INCOME FUND-II,
                               LIMITED PARTNERSHIP
                     --------------------------------------

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Capital Resources and Liquidity

Since the completion of its acquisition program in December 1988, the Partnership has been primarily engaged in the operation of its properties. The Partnership's original objective had been to hold its properties as long-term investments. However, an Information Statement, dated May 5, 1993, mandated that the General Partner seek a vote of the Limited Partners no later than December 31, 1996, regarding prompt liquidation of the Partnership in the event that properties with appraised values as of January 1993, which constituted at least one-half of the aggregate appraised values of all Partnership properties as of that date, are not sold or under contract for sale by the end of 1996. Given the mandate of the May 5, 1993 Information Statement, at December 31, 1995, the General Partner decided to account for the Partnership's properties as assets held for sale instead of for investment. In a Consent Solicitation dated February 18, 1997, the Partnership solicited and received the consent of the Limited Partners to dissolve the Partnership and gradually settle and close the Partnership's business and dispose of and convey the Partnership's property as soon as practicable, consistent with obtaining reasonable value for the properties. The Partnership's properties were held for sale throughout 1997 and 1998 and continue to be held for sale.

Working capital is and will be principally provided from the operation of the Partnership's properties and the working capital reserve established for the properties. The Partnership may incur mortgage indebtedness relating to such properties by borrowing funds primarily to fund capital improvements or to obtain financing proceeds for distribution to the partners.

Regular distributions for the year ended December 31, 1998 represent net cash flow from operations of the Partnership's properties and interest earned on the temporary investment of working capital, net of capital reserve requirements. Future cash distributions will be made principally to the extent of cash flow attributable to the operations and sales of the Partnership's properties, after capital reserve requirements. See Item 5 for a description of the Partnership's distribution history. The Partnership believes that the cash generated from its operations will provide the Partnership the funds necessary to meet all of its ordinary obligations.

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

                     DAMSON/BIRTCHER REALTY INCOME FUND-II,
                               LIMITED PARTNERSHIP
                     --------------------------------------

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Cont'd.)

Capital Resources and Liquidity (Cont'd.)

that were previously subordinated to return of the Limited Partners' 9% Preferential Return. See Item 8, Note 4 to the Financial Statements for discussion of fees paid to the General Partner for the years ended December 31, 1998, 1997 and 1996.

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

Since the approval of the February 18, 1997 Consent Solicitation, the General Partner has been evaluating possible sales of Partnership properties, individually and as a portfolio, to liquidate and wind up the Partnership. On April 30, 1998 the General Partner accepted an offer to purchase all of the Partnership's properties for $33,680,000 from Abbey Investments, Inc. ("Abbey"), which was subject to certain customary contingencies, including due diligence review by the purchaser and negotiation of a definitive Purchase and Sale Agreement. On November 9, 1998, the Partnership and Abbey entered into a definitive Purchase and Sale Agreement, for a purchase price ranging between $32,250,000 and $33,000,000 depending on occupancy rates at closing. Abbey thereafter requested a material reduction in the purchase price, which the Partnership did not agree to. Therefore, in late January 1999, the sale to Abbey was terminated. Since that time, the Partnership has been actively soliciting buyers for its properties.

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

The amendment to the Partnership Agreement consented to by the Limited Partners in June 1993 mandates, among other things, that the General Partner seek a vote of (and provide an analysis and recommendation to) the Limited Partners no later than December 31, 1996 regarding the prompt liquidation of the Partnership in the event that properties with (then) current appraised values (constituting at least one-half of the total (then) current appraised values) of all of the Partnership's properties are

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Cont'd.)

Capital Resources and Liquidity (Cont'd.)

Property Appraisals and Net Asset Value (Cont'd.)

not sold or under contract for sale by the end of 1996.

Given this mandate, the General Partner requested that the appraiser provide an assessment of value that reflects a shorter investment holding term. Although the General Partner does not know how long it will take to sell the Partnership's remaining properties, it requested that the appraiser assume that the entire portfolio would be sold over four years, in connection with the January 1995 appraisals, over three years in connection with the January 1996 appraisals, over approximately two years for the January 1997 appraisals and over one year for the 1998 appraisals.

The General Partner has been evaluating multiple proposals to acquire the properties (both individually and in bulk) over the past several months. In lieu of obtaining appraisals as of January 1, 1999, the General Partner calculated an estimated selling price net of estimated selling costs by taking an average of the offer prices, net of estimated selling costs, from those proposals. The General Partner utilized those averages to estimate fair value. The General Partner estimated the fair value of the Partnership's remaining properties at January 1, 1999 to be $29,428,000, net of estimated selling costs and disposition fees.

The foregoing estimated fair value net of selling costs of the Partnership's remaining properties indicates an estimated net asset value in liquidation of $30,218,000 or $575 per $1,000 of original investor subscription. Net assets in liquidation represents the estimated selling price of the Partnership's properties, (net of estimated closing costs and disposition fees), cash and all other assets less other liabilities including accrued expenses for liquidation.

Other Matters

The Partnership is in the process of liquidating its remaining assets. It is anticipated that a sale of those assets will occur on or before January 1, 2000. It is the opinion of the General Partner that the value of those assets is not subject to any valuation risk as a result of year 2000 issues, other than general economic climate issues that may arise. Based on current information, the cost of addressing potential year 2000 problems is not expected to have a material adverse impact on the Partnership's financial position, results of operations or cash flows in future periods. As of December 31, 1998, the investor services system used to track the limited partners' interests, distributions and tax information has been tested and appears to be free of year 2000 bugs. The Partnership's properties are under review utilizing the Building Owners and Managers Association ("BOMA") industry standards as a guideline for necessary corrections and the Partnership's accounting systems are scheduled for a software upgrade to correct any year 2000 issues in July of 1999. The cost of the upgrades will be borne by the General Partner and will not be reimbursed by the Partnership. In addition, the General Partner has made inquiries of its banks, all of which indicate that any problems have been addressed adequately by those institutions.

                     DAMSON/BIRTCHER REALTY INCOME FUND-II,
                               LIMITED PARTNERSHIP
                     --------------------------------------

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Cont'd.)

Other Matters (Cont'd.)

Even if attempts to correct any deficiencies in the Partnership's software are unsuccessful, the General Partner anticipates that in the short term it could convert its systems to standard spreadsheet or data base programs at nominal cost.

Results of Operations

Year Ended December 31, 1998

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

For the year ended December 31, 1998, the Partnership generated $3,350,000 of net operating income from operation of its properties. The increase in net operating income for year ended December 31, 1998, when compared to 1997, was primarily attributable to the following: 1) an increase in rental income at Lakeland due to higher occupancy ($47,000) and an early lease termination fee of $27,000 at Lakeland; 2) an increase in operating expense recoveries at Kennedy ($53,000); 3) an increase in the rental rate at Iomega ($36,000); and 4) an increase in rental income at Creekridge due to a higher occupancy level ($141,000).

Interest income resulted from the temporary investment of Partnership working capital. For the year ended December 31, 1998, interest income was approximately $75,000.

General and administrative expenses for the year ended December 31, 1998 include charges of $311,000 from the General Partner and its affiliates for services rendered in connection with administering the affairs of the Partnership and operating the Partnership's properties. Also included in general and administrative expenses for the year ended December 31, 1998 are direct charges of $354,000 relating to audit fees, tax preparation fees, legal and professional fees, insurance expenses, costs incurred in providing information to the Limited Partners and other miscellaneous costs. The decrease in general and administrative expenses for the year ended December 31, 1998, as compared to 1997, was primarily attributable to decreases in asset management fees, cost of legal and professional services, postage and printing costs, insurance and appraisal fees incurred in 1998.

For the year ended December 31, 1998, the General Partner determined that the carrying values of Kennedy Corporate Center and Ladera-II Shopping Center were in excess of their respective estimated net realizable values. As a result, their carrying values were adjusted by $470,000 and $731,000, to $2,175,000 and $1,586,000, respectively. The carrying value of real estate in the Partnership's investment in Cooper Village Partners was also adjusted as the General Partners of Cooper Village Partners determined that the carrying value of real estate was in excess of its estimated net realizable value. The Partnership's portion (58%) of the adjustment was $328,000. In addition, during 1998, the carrying value of Iomega was increased by $1,529,000 to its estimated net realizable value of $7,895,000, offsetting the aforementioned decreases.

                     DAMSON/BIRTCHER REALTY INCOME FUND-II,
                               LIMITED PARTNERSHIP
                     --------------------------------------

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Cont'd.)

Results of Operations (Cont'd.)

Year Ended December 31, 1998 (Cont'd.)

Accrued expenses for liquidation as of December 31, 1998, includes estimates of costs to be incurred in carrying out the dissolution and liquidation of the Partnership. These costs include estimates of legal fees, accounting fees, tax preparation and filing fees, and professional services. The actual costs could vary significantly from the related provisions due to the uncertainty related to the length of time required to complete the liquidation and dissolution and the complexities which may arise in disposing of the Partnership's remaining assets.

Year Ended December 31, 1997

Because the Partnership adopted the liquidation basis of accounting on March 31, 1997, a comparison of the results of operations is not practical. The Statement of Net Assets in Liquidation and Statement of Changes of Net Assets in Liquidation reflect the Partnership in the process of liquidation. Prior financial statements reflect the Partnership as a going concern. As the Partnership's assets (properties) are sold, the results of operations will be generated from a smaller asset base and are therefore not comparable. The Partnership's operating results have been reflected in the Statement of Changes of Net Assets in Liquidation since March 31, 1997 (the date of adoption of the liquidation basis of accounting) and the Statement of Operations for the three months ended March 31, 1997.

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

General and administrative expenses for the year ended December 31, 1997 include charges of $318,000 from the General Partner and its affiliates for services rendered in connection with administering the affairs of the Partnership and operating the Partnership's properties. Also included in general and administrative expenses for the year ended December 31, 1997 are direct charges of $517,000 relating to audit fees, tax preparation fees, legal and professional fees, insurance expenses, costs incurred in providing information to the Limited Partners and other miscellaneous costs. The increase in general and administrative expenses for the year ended December 31, 1997, as compared to 1996, was primarily attributable to the increase in legal and professional services, printing costs, postage and mailing expenses associated with the Partnership's solicitation of the Limited Partners consent for the Liquidation of the Partnership in March 1997.

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

                     DAMSON/BIRTCHER REALTY INCOME FUND-II,
                               LIMITED PARTNERSHIP
                     --------------------------------------

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

                     DAMSON/BIRTCHER REALTY INCOME FUND-II,
                               LIMITED PARTNERSHIP
                     --------------------------------------

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

Item 7a.  Quantitative and Qualitative Market Risk Disclosures

Not applicable because the Partnership does not have any financial instruments subject to market risk.

                     DAMSON/BIRTCHER REALTY INCOME FUND-II,
                               LIMITED PARTNERSHIP
                     --------------------------------------

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA



                   INDEX TO FINANCIAL STATEMENTS AND SCHEDULE


                                                                                          Page
                                                                                          ----
Independent Auditors' Report...........................................................    F-3

Financial Statements:

    Statements of Net Assets in Liquidation as of December 31, 1998 and
    1997...............................................................................    F-4

    Statements of Changes of Net Assets in Liquidation for the Year Ended
    December 31, 1998 and for the Nine Months Ended December 31, 1997..................    F-5

    Statements of Operations for the Three Months Ended March 31, 1997
    and the Year Ended December 31, 1996...............................................    F-6

    Statements of Partners' Capital for the Three Months Ended
    March 31, 1997 and the Year Ended December 31, 1996................................    F-7

    Statements of Cash Flows for the Three Months Ended March 31, 1997
    and the Year Ended December 31, 1996...............................................    F-8

    Notes to Financial Statements..........................................................F-9

Schedule:
    III - Real Estate in Liquidation as of December 31, 1998...........................   F-21


Information required by other schedules called for under Regulation S-X is either not applicable or is included in the financial statements.


                             COOPER VILLAGE PARTNERS
                             (A GENERAL PARTNERSHIP)

                   INDEX TO FINANCIAL STATEMENTS AND SCHEDULE


                                                                                          Page
                                                                                          ----
Independent Auditors' Report...........................................................   F-24

Financial Statements:

    Statements of Net Assets in Liquidation as of December 31, 1998 and
    1997...............................................................................   F-25

    Statements of Changes of Net Assets in Liquidation for the Year Ended
    December 31, 1998 and for the Nine Months Ended December 31, 1997..................   F-26

    Statements of Operations for the Three Months Ended March 31, 1997
    and the Year Ended December 31, 1996...............................................   F-27

                     DAMSON/BIRTCHER REALTY INCOME FUND-II,
                               LIMITED PARTNERSHIP
                     --------------------------------------

                             COOPER VILLAGE PARTNERS
                             (A GENERAL PARTNERSHIP)

             INDEX TO FINANCIAL STATEMENTS AND SCHEDULE (CONTINUED)

                                                                                          Page
                                                                                          ----
    Statements of Partners' Capital for the Three Months
    Ended March 31, 1997 and for the Year Ended December 31, 1996......................   F-28

    Statements of Cash Flows for the Three Months Ended March 31, 1997
    and the Year Ended December 31, 1996...............................................   F-29

    Notes to Financial Statements......................................................   F-30

Schedule:
    III - Real Estate in Liquidation as of December 31, 1998...........................   F-36

Information required by other schedules called for under Regulation S-X is either not applicable or is included in the financial statements.

                     DAMSON/BIRTCHER REALTY INCOME FUND-II,
                               LIMITED PARTNERSHIP
                     --------------------------------------

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the net assets in liquidation as of December 31, 1998 and 1997 of Damson/Birtcher Realty Income Fund-II, and the changes of net assets in liquidation for the year ended December 31, 1998 and for the nine months ended December 31, 1997 and the results of its operations and its cash flows for the three months ended March 31, 1997 and the year ended December 31, 1996, in conformity with generally accepted accounting principles applied on the bases of accounting discussed in note 2. Also in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in notes 1 and 2 to the financial statements, Damson/Birtcher Realty Income Fund-II changed its basis of accounting as of March 31, 1997 from the going-concern basis to the liquidation basis.



                                                       KPMG LLP


Orange County, California
March 9, 1999, except as to the second
 through the fifth paragraphs of note 9,
 which are as of March 25, 1999

                     DAMSON/BIRTCHER REALTY INCOME FUND-II,
                               LIMITED PARTNERSHIP
                     --------------------------------------

                     STATEMENTS OF NET ASSETS IN LIQUIDATION





                                                      DECEMBER 31,             DECEMBER 31,
ASSETS (Liquidation Basis):                              1998                     1997
                                                      -----------              -----------
Properties                                            $23,587,000              $23,102,000
Investment in Cooper Village Partners                   3,375,000                3,640,000
Cash and cash equivalents                               1,564,000                1,455,000
Accounts receivable                                        20,000                  121,000
Other assets                                               20,000                   25,000
                                                      -----------              -----------

   Total Assets                                        28,566,000               28,343,000
                                                      -----------              -----------

LIABILITIES (Liquidation Basis):

Accounts payable and accrued liabilities                  685,000                  667,000
Accrued expenses for liquidation                          129,000                  282,000
                                                      -----------              -----------

   Total Liabilities                                      814,000                  949,000
                                                      -----------              -----------

Net Assets in Liquidation                             $27,752,000              $27,394,000
                                                      ===========              ===========



   The accompanying notes are an integral part of these Financial Statements.

                     DAMSON/BIRTCHER REALTY INCOME FUND-II,
                               LIMITED PARTNERSHIP
                     --------------------------------------

               STATEMENTS OF CHANGES OF NET ASSETS IN LIQUIDATION


                                                               FOR THE YEAR ENDED         FOR THE NINE MONTHS
                                                                   DECEMBER 31,            ENDED DECEMBER 31,
                                                                       1998                       1997
                                                               ------------------         -------------------
Net assets in liquidation at beginning
 of period                                                         $ 27,394,000               $ 27,255,000
                                                                   ------------               ------------

Increase (decrease) during period:
   Operating activities:
      Property operating income, net                                  3,350,000                  2,304,000
      Interest income                                                    75,000                     52,000
      General and administrative expenses                              (665,000)                  (591,000)
      Leasing commissions                                               (49,000)                   (47,000)
      Equity in earnings of Cooper Village
       Partners excluding $328,000 adjustment to
       carrying value of investment in Cooper Village
       Partners for 1998                                                348,000                    203,000
                                                                   ------------               ------------

                                                                      3,059,000                  1,921,000
                                                                   ------------               ------------

   Liquidating activities:
      Distribution to partners                                       (2,752,000)                (1,782,000)
      Adjustment to the carrying value of
        properties                                                      328,000                         --
      Adjustment to carrying value of
        investment in Cooper Village Partners                          (328,000)                        --
      Change in provision for liquidation
       expenses                                                          51,000                         --
                                                                   ------------               ------------

                                                                     (2,701,000)                (1,782,000)
                                                                   ------------               ------------

Net increase in assets in liquidation                                   358,000                    139,000
                                                                   ------------               ------------

Net assets in liquidation at end of period                         $ 27,752,000               $ 27,394,000
                                                                   ============               ============


   The accompanying notes are an integral part of these financial statements.

                     DAMSON/BIRTCHER REALTY INCOME FUND-II,
                               LIMITED PARTNERSHIP
                     --------------------------------------

                            STATEMENTS OF OPERATIONS


                                                  FOR THE
                                                THREE MONTHS           FOR THE YEAR
                                               ENDED MARCH 31,       ENDED DECEMBER 31,
                                                   1997                    1996
                                               ---------------       ------------------

REVENUES:
   Rental income                                $1,157,000              $4,760,000
   Interest and other income                        20,000                  69,000
   Gain on sale of property                             --                  30,000
                                                ----------              ----------

     Total revenues                              1,177,000               4,859,000
                                                ----------              ----------


EXPENSES:
   Operating expenses                              255,000               1,039,000
   Real estate taxes                               187,000                 682,000
   Depreciation and amortization                    17,000                  73,000
   General and administrative                      244,000                 684,000
   Adjustment to carrying value of
     real estate                                        --                 563,000
                                                ----------              ----------

   Total expenses                                  703,000               3,041,000
                                                ----------              ----------

Income before equity in earnings
  of Cooper Village Partners                       474,000               1,818,000
Equity in earnings of
  Cooper Village Partners                           91,000                  98,000
                                                ----------              ----------

NET INCOME                                      $  565,000              $1,916,000
                                                ==========              ==========

NET INCOME ALLOCABLE TO:

   General Partner                              $    6,000              $   19,000
                                                ==========              ==========

   Limited Partners                             $  559,000              $1,897,000
                                                ==========              ==========


   The accompanying notes are an integral part of these Financial Statements.

                     DAMSON/BIRTCHER REALTY INCOME FUND-II,
                               LIMITED PARTNERSHIP
                     --------------------------------------

                         STATEMENTS OF PARTNERS' CAPITAL


                                                        FOR THE THREE MONTHS ENDED MARCH 31, 1997
                                                          AND THE YEAR ENDED DECEMBER 31, 1996
                                          ----------------------------------------------------------------------
                                             GENERAL                     LIMITED
                                             PARTNER                     PARTNERS                      TOTAL
                                          ------------                 ------------                 ------------
Balance, December 31, 1995                $   (168,000)                $ 28,590,000                 $ 28,422,000

   Net income                                   19,000                    1,897,000                    1,916,000
   Distributions                               (21,000)                  (2,741,000)                  (2,762,000)
                                          ------------                 ------------                 ------------

Balance, December 31, 1996                    (170,000)                  27,746,000                   27,576,000

   Net income                                    6,000                      559,000                      565,000
   Distributions                                (5,000)                    (600,000)                    (605,000)
                                          ------------                 ------------                 ------------

Balance, March 31, 1997                   $   (169,000)                $ 27,705,000                 $ 27,536,000
                                          ============                 ============                 ============


   The accompanying notes are an integral part of these Financial Statements.

                     DAMSON/BIRTCHER REALTY INCOME FUND-II,
                               LIMITED PARTNERSHIP
                     --------------------------------------

                            STATEMENTS OF CASH FLOWS


                                                        FOR THE
                                                      THREE MONTHS            FOR THE YEAR
                                                     ENDED MARCH 31,         ENDED DECEMBER 31,
                                                         1997                     1996
                                                     ---------------         ------------------
Cash flows from operating activities:
Net income                                            $   565,000              $ 1,916,000
Adjustments to reconcile net income
    to net cash provided by
    operating activities:
      Depreciation and amortization                        17,000                   73,000
      Equity in (earnings) loss of Cooper
        Village Partners                                  (91,000)                 (98,000)
      Adjustment to carrying value of
        real estate                                            --                  563,000
      Gain on sale of property                                 --                  (30,000)
Changes in:
    Accounts receivable                                   (14,000)                  (1,000)
    Accrued rent receivable                                42,000                   91,000
    Prepaid expenses and other assets                     (26,000)                  11,000
    Accounts payable and accrued
      liabilities                                          68,000                  (76,000)
                                                      -----------              -----------
Net cash provided by operating
    activities                                            561,000                2,449,000
                                                      -----------              -----------

Cash flows from investing activities:
    Investments in real estate                            (61,000)                (247,000)
    Proceeds from sale of property                             --                  784,000
    Distributions received from
    Cooper Village Partners                                70,000                  360,000
                                                      -----------              -----------
Net cash provided by
  investing activities                                      9,000                  897,000
                                                      -----------              -----------

Cash flows from financing activities -
    Distributions                                        (605,000)              (2,762,000)
                                                      -----------              -----------

Net increase (decrease) in cash and
    cash equivalents                                      (35,000)                 584,000

Cash and cash equivalents, beginning
    of period                                           1,639,000                1,055,000
                                                      -----------              -----------

Cash and cash equivalents, end
    of period                                         $ 1,604,000              $ 1,639,000
                                                      ===========              ===========


   The accompanying notes are an integral part of these Financial Statements.

                     DAMSON/BIRTCHER REALTY INCOME FUND-II,
                               LIMITED PARTNERSHIP
                     --------------------------------------

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

       The amendment modified the Partnership Agreement to eliminate the General Partner's 10% subordinated interest in distributions of Distributable Cash (net cash from operations) and to reduce its subordinated interest in such distributions from 10% to 1%. The amendment also modified the Partnership Agreement to eliminate the General Partner's 10% subordinated interest in Sale or Financing Proceeds (net cash from sale or financing of Partnership property) and to reduce its subordinated interest in such proceeds from 15% to 1%. In lieu thereof, the Partnership Agreement now provides for the Partnership's payment to the General Partner of an annual asset management fee equal initially to .75% of the aggregate appraised value of the Partnership's properties. The factor used to calculate the annual asset management fee is reduced by .10% each year beginning after December 31, 1996 (e.g., from .65% in 1997 to .55% in 1998 and to .45% in 1999).

       At January 1, 1998 the portfolio was appraised at an estimated value of approximately $32,713,000 net of estimated selling costs, (unaudited), which included the Partnership's interest in Cooper Village Partners which was appraised at $3,683,000 (unaudited). The General Partner has been evaluating multiple proposals to acquire the properties (both individually and in bulk) over the past several months. In lieu of obtaining appraisals as of January 1, 1999, the General Partner calculated an estimated selling price net of estimated selling costs by taking an average of the offer prices, net of estimated selling costs, from those proposals. The General Partner utilized those averages to estimate fair value. From those valuations, at January 1, 1999, the General Partner estimated the fair value, net of estimated selling costs, of the portfolio to be $29,428,000 (inclusive of the Partnership's interest in Cooper Village Partners).


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

                     DAMSON/BIRTCHER REALTY INCOME FUND-II,
                               LIMITED PARTNERSHIP
                     --------------------------------------

NOTES TO FINANCIAL STATEMENTS (Cont'd.)

(1)    Organization and Operations (Cont'd.)

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

       Although the unpaid 9% Preferential Return to the Limited Partners aggregates approximately $31,626,000 as of December 31, 1998, it is anticipated that the limited partners will not realize this return due to the Partnership's estimated liquidation value of $27,752,000. See Information Statement dated February 18, 1997 for further discussion.

       Income or loss for financial statement purposes is allocated 99% to the Limited Partners and 1% to the General Partner.

                     DAMSON/BIRTCHER REALTY INCOME FUND-II,
                               LIMITED PARTNERSHIP
                     --------------------------------------


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

       As of December 31, 1995 the General Partner decided to treat its properties as held for sale, instead of for investment, for financial statement purposes. Since adoption of the 1993 amendment, the General Partner has considered several preliminary indications of interest from third parties to acquire some or all of the Partnership's properties. Apart from the sale of Atrium Place, these transactions never materialized, primarily because the General Partner rejected as too low the valuations of the Partnership's remaining properties as proposed by the potential purchasers. The Partnership's properties were held for sale throughout 1997 and 1998 and continue to be held for sale currently.

       Since the approval of the February 18, 1997 Consent Solicitation, the General Partner has been evaluating possible sales of Partnership properties, individually and as a portfolio, to liquidate and wind up the Partnership. On April 30, 1998 the General Partner accepted an offer to purchase all of the Partnership's properties for $33,680,000 from Abbey Investments, Inc. ("Abbey"), which was subject to certain customary contingencies, including due diligence review by the purchaser and negotiation of a definitive Purchase and Sale Agreement. On November 9, 1998, the Partnership and Abbey entered into a definitive Purchase and Sale Agreement, for a purchase price ranging between $32,250,000 and $33,000,000, depending upon occupancy rates at closing. Abbey thereafter requested a material reduction in the purchase price, which the Partnership did not agree to. Therefore, in late January 1999, the sale to Abbey was terminated. Since that time, the Partnership has been actively soliciting buyers for its properties.

                     DAMSON/BIRTCHER REALTY INCOME FUND-II,
                               LIMITED PARTNERSHIP
                     --------------------------------------

NOTES TO FINANCIAL STATEMENTS (Cont'd.)

(1)    Organization and Operations (Cont'd.)

       In accordance with the liquidation basis of accounting adopted on March 31, 1997 (see Note 2), the carrying value of these properties was evaluated to ensure that each property was carried on the Partnership's Statements of Net Assets in Liquidation at estimated net realizable value. The General Partner estimated net realizable value by using an average of recent offers to acquire the properties, net of estimated selling costs in lieu of obtaining appraisals as of January 1, 1999 at December 31, 1998, and based upon appraisals performed as of January 1, 1998 at December 31, 1997. Fair value can only be determined based upon sales to third parties, and sales proceeds could differ substantially from internal estimates of fair value or appraised values.

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

       For the year ended December 31, 1998, the General Partner determined that the carrying values of Kennedy Corporate Center and Ladera-II Shopping Center were in excess of their respective estimated net realizable values. As a result, their carrying values were adjusted by $470,000 and $731,000, to $2,175,000 and $1,586,000, respectively. In addition, during 1998, the carrying value of Iomega was increased by $1,529,000 to its estimated net realizable value of $7,895,000, offsetting the aforementioned decreases.

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

                     DAMSON/BIRTCHER REALTY INCOME FUND-II,
                               LIMITED PARTNERSHIP
                     --------------------------------------

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

       As noted above, as of December 31, 1995 the General Partner decided to account for the Partnership's properties as assets held for sale, assuming a 12 month holding period, instead of for investment. Accordingly, the Assuming a 12 month holding period, the General Partner compared the carrying value of each property to its appraised value as of January 1, 1997 at December 31, 1996. If the carrying value of a property and certain related assets were greater than its appraised value, less estimated selling costs, the General Partner reduced the carrying value of the property by the difference. Assuming a twelve month holding period, for the year ended December 31, 1996, the General Partner determined that Ladera-II Shopping Center and Kennedy Corporate Center had carrying values greater than their respective appraised values, less selling costs. As a result, the carrying values were adjusted by $185,000 and $343,000 to $2,200,000 and $2,460,000, respectively. In addition, the carrying value of Atrium Place was reduced in September 1996 by $75,000 in order to reflect its approximate selling price and the carrying value of Lakeland Industrial Park was increased by $40,000 to $5,300,000, its estimated fair value less selling costs.

       Segment Reporting

       The Partnership adopted Statement of Financial Accounting Standards No. 131, "Disclosures About Segments of an Enterprise and Related Information" ("SFAS 131"). SFAS 131 requires, among other items, that a public business enterprise report a measure of segment profit or loss, certain specific revenue and expense items, segment assets, information about the revenues derived from the enterprise's products or services and major customers. SFAS 131 also requires that the enterprise report descriptive information about the way that the operating segments were determined and the products and services provided by the operating segments. Given that the Partnership is in the process of liquidation, the Partnership has identified only one operating business segment which is the business of asset liquidation. The adoption of SFAS 131 did not have an impact on the Partnership's financial reporting.

       Rental income from Iomega Corporation totaled $1,260,000 in 1998, $1,216,000 in 1997 and $1,210,000 in 1996, or approximately 23%, 25% and
       25%, respectively, of the Partnership's total rental income. Rental income from Delta Dental Corporation totaled $888,000 in 1998, $860,000 in 1997 and

                     DAMSON/BIRTCHER REALTY INCOME FUND-II,
                               LIMITED PARTNERSHIP
                     --------------------------------------

NOTES TO FINANCIAL STATEMENTS (Cont'd.)

(2)    Summary of Significant Accounting Policies (Cont'd.)

       Segment Reporting (Cont'd.)

       $755,000 in 1996, or approximately 17%, 18% and 16%, respectively, of the Partnership's total rental income.

       Cash and Cash Equivalents

       The Partnership invests its excess cash balances in short-term investments (cash equivalents). These investments are stated at cost, which approximates market, and consist of money market, certificates of deposit and other non-equity-type cash investments. Cash equivalents at December 31, 1998 and 1997, totaled $1,325,000 and $1,403,000, respectively. Cash equivalents are defined as temporary non-equity investments with original maturities of three months or less, which can be readily converted into cash and are not subject to changes in market value.

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

       Following are the Partnership's assets and liabilities as determined in accordance with generally accepted accounting principles ("GAAP") (liquidation basis of accounting) and for federal income tax reporting purposes at December 31:


                                                1998                                            1997
                                GAAP BASIS                TAX BASIS              GAAP BASIS               TAX BASIS
                               (LIQUIDATION)             (UNAUDITED)            (LIQUIDATION)            (UNAUDITED)
--------------------------------------------------------------------------------------------------------------------
Total Assets                     $28,566,000             $35,717,000             $28,343,000             $35,416,000
                                 -----------             -----------             -----------             -----------

Total
Liabilities                      $   814,000             $   685,000             $   949,000             $   667,000
                                 -----------             -----------             -----------             -----------

                     DAMSON/BIRTCHER REALTY INCOME FUND-II,
                               LIMITED PARTNERSHIP
                     --------------------------------------

NOTES TO FINANCIAL STATEMENTS (Cont'd.)

(2)     Summary of Significant Accounting Policies (Cont'd.)

        Income Taxes (Cont'd.)

        Following are the differences between Financial Statement and tax return income:


                                                        1998                    1997                     1996
-----------------------------------------------------------------------------------------------------------------
Net income per Financial Statements
(period ending March 31, 1997 for 1997)             $        --              $   565,000              $ 1,916,000

Change in net assets in liquidation
from operating activities including
adjustments to carrying values of
real estate (nine months ended December
31, 1997 for 1997)                                    3,059,000                1,921,000                       --

Adjustment to carrying value of real
estate                                                 (328,000)                      --                  563,000

Adjustment in carrying value of Cooper
Village                                                 328,000                       --                  239,000

Depreciation differences on
investments in real estate                           (1,429,000)              (1,406,000)              (1,482,000)

Loss on sale of property in excess of
book value                                                   --                       --               (1,184,000)

Other                                                   (65,000)                  55,000                   70,000
-----------------------------------------------------------------------------------------------------------------

Taxable income per Federal tax return
(unaudited)                                         $ 1,565,000              $ 1,135,000              $   122,000
-----------------------------------------------------------------------------------------------------------------



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

       Estimations

       The preparation of financial statements in conformity with generally accepted accounting principles requires the General Partner to make estimates and assumptions that affect the reported amounts of assets and liabilities, the

                     DAMSON/BIRTCHER REALTY INCOME FUND-II,
                               LIMITED PARTNERSHIP
                     --------------------------------------


NOTES TO FINANCIAL STATEMENTS (Cont'd.)

(2)    Summary of Significant Accounting Policies (Cont'd.)

       Estimations (Cont'd.)

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

       Condensed summary financial information for CV Partners is presented below.

       Condensed Statements of Net Assets in Liquidation:


                                                  DECEMBER 31,
                                         1998                     1997
                                      -----------              -----------
Property                              $ 5,632,000              $ 6,102,000
Cash and Other Assets                     387,000                  401,000
Liabilities                              (134,000)                (144,000)
                                      -----------              -----------

Net assets in liquidation             $ 5,885,000              $ 6,359,000
                                      ===========              ===========


        Condensed Statements of Changes
          Of Net Assets in Liquidation:         YEAR ENDED              NINE MONTHS
                                               DECEMBER 31,           ENDED DECEMBER 31,
                                                  1998                     1997
                                               -----------              -----------
Net Assets in Liquidation
  at beginning of period                       $ 6,359,000              $ 6,384,000
Increase (decrease) during period:
  Operating Activities                             580,000                  345,000
  Liquidating Activities                        (1,054,000)                (370,000)
                                               -----------              -----------
Net decrease in Assets in
  Liquidation                                     (474,000)                 (25,000)
                                               -----------              -----------
Net Assets in Liquidation at
  end of period                                $ 5,885,000              $ 6,359,000
                                               ===========              ===========

                     DAMSON/BIRTCHER REALTY INCOME FUND-II,
                               LIMITED PARTNERSHIP
                     --------------------------------------

NOTES TO FINANCIAL STATEMENTS (Cont'd.)

(3)    Investment in Cooper Village Partners (Cont'd.)


        Condensed Statements                      FOR THE                 FOR THE
          Of Operations:                       THREE MONTHS              YEAR ENDED
                                              ENDED MARCH 31,           DECEMBER 31,
                                                   1997                     1996
                                               -----------              -----------
Rental and Other Income                        $   242,000              $ 1,072,000

Operating and Other Expenses                       (84,000)                (483,000)
Adjustment to Carrying Value
  of Real Estate                                        --                 (412,000)
Depreciation and Amortization                       (2,000)                  (8,000)
                                               -----------              -----------
Net Income                                     $   156,000              $   169,000
                                               ===========              ===========

        The carrying value of real estate in the Partnership's investment in Cooper Village Partners was adjusted as the General Partners of Cooper Village Partners determined that the carrying value of real estate was in excess of its estimated net realizable value. The Partnership's portion (58%) of the adjustment was $328,000.

(4)     Transactions with Affiliates

        The Partnership has no employees and, accordingly, the General Partner and its affiliates perform services on behalf of the Partnership in connection with administering the affairs of the Partnership. The General Partner and affiliates are reimbursed for their general and administrative costs actually incurred and associated with services performed on behalf of the Partnership. For the years ended December 31, 1998, 1997 and 1996 the Partnership was charged with approximately $115,000, $114,000 and $130,000, respectively, of such expenses.

        An affiliate of the General Partner provides property management services with respect to the Partnership's properties and receives a fee for such services not to exceed 6% of the gross receipts from the properties under management, provided that leasing services are performed, otherwise not to exceed 3%. Such fees amounted to approximately $181,000 in 1998, $159,000 in 1997 and $168,000 in 1996.
        The General Partner was also paid a leasing fee for services rendered in connection with leasing space in a partnership property after the expiration or termination of any lease of such space including renewal options. Such fees amounted to $36,000, $35,000 and $19,000 for the years ended December 31, 1998, 1997, and 1996, respectively. As reimbursement of costs for on-site property management personnel and other related costs, an affiliate of the General Partner received $114,000 in 1998, $109,000 in 1997 and $108,000 in 1996. In addition to the aforementioned, the General Partner was also paid $55,000, $51,000 and $54,000 related to the Partnership's portion (58%) of property management fees, leasing fees, reimbursement of on-site property management personnel and other reimbursable expenses for CV Partners for the year ended December 31, 1998, 1997 and 1996, respectively.

        The amended Partnership Agreement provides for the Partnership's payment to the General Partner of an annual asset management fee equal to .55% (65% in 1997) of the aggregate appraised value of the Partnership's properties as determined by independent appraisal undertaken in January of each year. Such fees for the year ended December 31, 1998, 1997 and 1996, amounted to $160,000, $170,000 and $199,000, respectively. In addition to the aforementioned, the General Partner was also paid $20,000, $23,000 and $28,000, related to the Partnership's portion (58%) of asset management fees

                     DAMSON/BIRTCHER REALTY INCOME FUND-II,
                               LIMITED PARTNERSHIP
                     --------------------------------------

NOTES TO FINANCIAL STATEMENTS (Cont'd.)

(4)     Transactions with Affiliates (Cont'd.)

        for Cooper Village Partners for the years ended December 31, 1998, 1997 and 1996, respectively.

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

 (6)    Commitments and Contingencies

        Litigation

        So far as is known to the General Partner, neither the Partnership nor its properties are subject to any material pending legal proceedings, except for the following:

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

        In September 1998, Bigelow/Diversified Secondary Partnership 1990 informed the Partnership that it was filing suit in the Delaware Chancery Court against Damson/Birtcher Partners, Birtcher Investors, Birtcher

                     DAMSON/BIRTCHER REALTY INCOME FUND-II,
                               LIMITED PARTNERSHIP
                     --------------------------------------

NOTES TO FINANCIAL STATEMENTS (Cont'd.)

(6)     Commitments and Contingencies (Cont'd.)

        Litigation (Cont'd.)

        Liquidity Properties, Birtcher Investments, BREICORP, LF Special Fund I, LP, LF Special Fund II. LP, Arthur Birtcher, Ronald Birtcher, Robert Anderson, Richard G. Wollack and Brent R. Donaldson alleging a purported class action on behalf of the limited partners of Damson/Birtcher Realty Income Fund-I, Damson/Birtcher Realty Income Fund-II and Real Estate Income Partners III alleging breach of fiduciary duty and incorporating the allegations set forth in the previously dismissed March 25, 1997 complaint filed in the Court of Chancery of Philadelphia County. Plaintiff has engaged in preliminary discovery and the parties have held settlement discussions. No motions are pending at this time.

        Future Minimum Annual Rentals

        The Partnership has determined that all leases which had been executed as of December 31, 1998, are properly classified as operating leases for financial reporting purposes. Future minimum annual rental income to be received under such leases as of December 31, 1998, is as follows:

                         Year Ending December 31,
                         ------------------------
                                   1999                        $3,461,000
                                   2000                         2,471,000
                                   2001                         1,247,000
                                   2002                           671,000
                                   2003                            79,000
                                Thereafter                             -
                                                               ----------
                                                               $7,929,000
                                                               ==========

       Certain of these leases also provide for, among other things: tenant reimbursements to the Partnership of certain operating expenses; payments of additional rents in amounts equal to a set percentage of the tenant's annual revenue in excess of specified levels; and escalations in annual rents based upon the Consumer Price Index.

(7)    Accounts Payable and Accrued Liabilities

       Accounts payable and accrued liabilities consist of the following:


                                                 DECEMBER 31,
                                       --------------------------------
                                           1998                 1997
                                       -----------          -----------
Real estate taxes                      $   362,000          $   354,000
Security deposits                          145,000              157,000
Accounts payable and other                 178,000              156,000
                                       -----------          -----------
                                       $   685,000          $   667,000
                                       ===========          ===========

                     DAMSON/BIRTCHER REALTY INCOME FUND-II,
                               LIMITED PARTNERSHIP
                     --------------------------------------

NOTES TO FINANCIAL STATEMENTS (Cont'd.)

(8)     Accrued Expenses for Liquidation

        Accrued expenses for liquidation as of December 31, 1998, includes estimates of costs to be incurred in carrying out the dissolution and liquidation of the Partnership. These costs include estimates of legal fees, accounting fees, tax preparation and filing fees, and other professional services.

(9)     Subsequent Events

        On February 28, 1999, the Partnership made an aggregate cash distribution of $426,000 to its Limited Partners.

        On March 25, 1999, the Partnership signed a letter of intent with Praedium Performance Fund IV ("Praedium") to sell all of its properties except its interest in Cooper Village to Praedium for $29,000,000. Praedium is a New York-based investment firm affiliated with CS First Boston. Praedium is not affiliated in any way with the Partnership or the General Partner, or any of the General Partner's principals or affiliates.

        The Partnership and Praedium expect to sign a definitive Purchase and Sale Agreement within two weeks, or by approximately April 8, 1999. Praedium will then have 45 days to complete its due diligence investigation and 30 days thereafter to complete the purchase. Upon execution of the definitive Purchase and Sale Agreement, Praedium will deposit $265,000 into an escrow account, which deposit shall be fully refundable at any time before the expiration of the due diligence period.

        Praedium will hire Birtcher or an affiliate as asset manager for the properties, and pay an annual fee equal to .30% of the value of the assets for asset management services. Also, Praedium will hire Birtcher or an affiliate as property manager for these assets for a fee that is approximately the same as the current fees paid to the General Partner for property management.

        The letter of intent is nonbinding. Completion of the transaction is conditioned upon Praedium completing its due diligence and formal approval of the transaction by Praedium's "Investment Committee". The Partnership has agreed that until the earlier of April 8, 1999 or the execution of a definitive Purchase and Sale Agreement or Praedium terminates the letter of intent, the Partnership will not offer to sell or solicit any offer to purchase or negotiate for the sale of the assets.

                     DAMSON/BIRTCHER REALTY INCOME FUND-II,
                               LIMITED PARTNERSHIP
                     --------------------------------------

                                  SCHEDULE III
                           REAL ESTATE IN LIQUIDATION
                             AS OF DECEMBER 31, 1998
                             (AMOUNTS IN THOUSANDS)



       COL. A                           COL. C                   COL. D                            COL. E                  COL. H
       ------                           ------                   ------                            ------                  ------
                                                          COSTS CAPITALIZED
                                  INITIAL COST                SUBSEQUENT                     GROSS AMOUNT AT WHICH
                                TO PARTNERSHIP (C)        TO THE ACQUISITION            CARRIED AT CLOSE OF PERIOD (B)
                               --------------------    ------------------------      ----------------------------------
                                      BUILDINGS AND                   CARRYING                 BUILDINGS AND                DATE
DESCRIPTION (A)                LAND   IMPROVEMENTS     IMPROVEMENTS   COSTS (B)      LAND      IMPROVEMENTS   TOTAL (D)  ACQUIRED
----------------------------------------------------------------------------------------------------------------------------------
Lakeland Industrial Park
Milwaukee, WI                   270       5,973            1,299        (2,409)         268         4,865        5,133    12/19/85
                                                                                                                            and
                                                                                                                          11/25/86

Kennedy Corporate Center
Palatine, IL                    641       4,252              948        (3,666)         574         1,601        2,175    01/08/86

Iomega/Northpointe
  Business Center
Roy, UT                         672       7,834              491        (1,102)         672         7,223        7,895    01/31/86

Ladera Shopping Center,
  Phase II
Albuquerque, NM                 829       2,241              206        (1,690)         821           765        1,586    02/07/86

Creekridge Center
Bloomington, MN               1,312      11,304              500        (6,318)         966         5,832        6,798    09/23/86
                           --------    --------         --------      --------     --------      --------     --------

TOTAL                      $  3,724    $ 31,604         $  3,444      $(15,185)    $  3,301      $ 20,286     $ 23,587
                           ========    ========         ========      ========     ========      ========     ========

NOTE:  Columns B, F, G and I are either none or are not applicable.

See notes to table on following page.

                     DAMSON/BIRTCHER REALTY INCOME FUND-II,
                               LIMITED PARTNERSHIP
                     --------------------------------------

NOTES TO SCHEDULE III

(a) For a description of the properties, see "Item 2. Properties." This schedule does not include the investment in Cooper Village Partners which is accounted for under the equity method of accounting.

(b) Upon adoption of the liquidation basis of accounting on March 31, 1997, accumulated depreciation was deleted through an adjustment to the cost of the properties.

        For the year ended December 31, 1998, the General Partner determined that the carrying values of Kennedy Corporate Center and Ladera-II Shopping Center were in excess of their respective estimated net realizable values. As a result, their carrying values were adjusted by $470,000 and $731,000, to $2,175,000 and $1,586,000, respectively. In addition, during 1998, the carrying value of Iomega was increased by $1,529,000 to its estimated net realizable value of $7,895,000, offsetting the aforementioned decreases.

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

        The aggregate cost of land, buildings and improvements for Federal income tax purposes (unaudited) was $38,384,000 as of December 31, 1998. The differences between the aggregate cost of land, buildings and improvements for tax reporting purposes as compared to financial reporting purposes are primarily attributable to: 1) amounts received under rental agreements for non-occupied space, which were recorded as income for tax reporting purposes but were recorded as a reduction of the corresponding property basis for financial reporting purposes, and;
        2) the adjustments to the carrying value of real estate for financial statement purposes have no effect for tax reporting purposes.

(c) The initial cost to the Partnership includes acquisition fees paid to the General Partner.

                     DAMSON/BIRTCHER REALTY INCOME FUND-II,
                               LIMITED PARTNERSHIP
                     --------------------------------------

NOTES TO SCHEDULE III (CONT'D.)


(d)                      RECONCILIATION OF REAL ESTATE


                                                    DECEMBER 31,
                                                1998              1997
                                           ------------------------------
Balance at beginning of year               $ 23,102,000      $ 33,386,000
  Additions during the year:
    Improvements                                157,000           238,000
    Other (*)                                        --       (10,522,000)
  Reductions during the year:
    Adjustment to the carrying
    value of properties                         328,000                --
                                           ------------      ------------

Balance at end of year                     $ 23,587,000      $ 23,102,000
                                           ============      ============

(*) Results from reclassification of deferred rent receivable and leasing commissions to real estate and deletion of accumulated depreciation upon the adoption of the liquidation basis of accounting on March 31, 1997.


                   RECONCILIATION OF ACCUMULATED DEPRECIATION


                                                    DECEMBER 31,
                                                        1997
                                                    ------------
Balance at beginning of year                        $ 11,068,000
Accumulated depreciation
 on real estate sold                                          --
Adjustment upon adoption of liquidation
 basis of accounting                                 (11,068,000)
                                                    ------------

Balance at end of year                              $         --
                                                    ============

                             COOPER VILLAGE PARTNERS
                             (a General Partnership)
                             -----------------------

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the net assets in liquidation as of December 31, 1998 and 1997 of Cooper Village Partners, and the changes of net assets in liquidation for the year ended December 31, 1998 and the nine months ended December 31, 1997 and the results of its operations and its cash flows for the three months ended March 31, 1997 and the year ended December 31, 1996, in conformity with generally accepted accounting principles applied on the bases of accounting as discussed in note 2. Also in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in notes 1 and 2 to the financial statements, the Partnership changed its basis of accounting as of March 31, 1997 from the going-concern basis to the liquidation basis.




                                               KPMG LLP


Orange County, California
March 9, 1999

                             COOPER VILLAGE PARTNERS
                             (a General Partnership)
                             -----------------------

                     STATEMENTS OF NET ASSETS IN LIQUIDATION


                                                  DECEMBER 31,         DECEMBER 31,
ASSETS (Liquidation Basis):                           1998                 1997
                                                  ------------         ------------
Property                                           $5,632,000           $6,102,000

Cash and cash equivalents                             301,000              324,000
Accounts receivable                                    81,000               71,000
Other assets                                            5,000                6,000
                                                   ----------           ----------

   Total Assets                                     6,019,000            6,503,000
                                                   ----------           ----------

LIABILITIES (Liquidation Basis):

Accounts payable and accrued liabilities              125,000              135,000
Accrued expenses for liquidation                        9,000                9,000
                                                   ----------           ----------

   Total Liabilities                                  134,000              144,000
                                                   ----------           ----------

Net Assets in Liquidation                          $5,885,000           $6,359,000
                                                   ==========           ==========


   The accompanying notes are an integral part of these Financial Statements.

                             COOPER VILLAGE PARTNERS
                             (a General Partnership)
                             -----------------------

               STATEMENTS OF CHANGES OF NET ASSETS IN LIQUIDATION


                                                  FOR THE YEAR ENDED    FOR THE NINE MONTHS
                                                     DECEMBER 31,        ENDED DECEMBER 31,
                                                        1998                    1997
                                                  ------------------    -------------------
Net assets in liquidation at beginning
   of period                                         $ 6,359,000            $ 6,384,000
                                                     -----------            -----------
Increase (decrease) during period:
   Operating activities:
      Property operating income, net                     650,000                381,000
      Interest income                                     16,000                 16,000
      General and administrative expenses                (47,000)               (39,000)
      Leasing commissions                                (39,000)               (13,000)
                                                     -----------            -----------

                                                         580,000                345,000
                                                     -----------            -----------

   Liquidating activities:
      Adjustment to carrying value of
        property in liquidation                         (564,000)                    --
      Distributions to partners                         (490,000)              (370,000)
                                                     -----------            -----------

                                                      (1,054,000)              (370,000)
                                                     -----------            -----------

Net decrease in assets in liquidation                   (474,000)               (25,000)
                                                     -----------            -----------

Net assets in liquidation at end of period           $ 5,885,000            $ 6,359,000
                                                     ===========            ===========


   The accompanying notes are an integral part of these financial statements.

                             COOPER VILLAGE PARTNERS
                             (a General Partnership)
                             -----------------------

                            STATEMENTS OF OPERATIONS


                                            FOR THE
                                          THREE MONTHS          FOR THE YEAR
                                         ENDED MARCH 31,     ENDED DECEMBER 31,
                                              1997                 1996
                                         ---------------     ------------------

REVENUES:
   Rental income                           $  238,000           $1,051,000
   Interest and other income                    4,000               21,000
                                           ----------           ----------

     Total revenues                           242,000            1,072,000
                                           ----------           ----------


EXPENSES:
   Operating expenses                          72,000              277,000
   Real estate taxes                               --              148,000
   Depreciation and amortization                2,000                8,000
   Adjustment to carrying
    value of real estate                           --              412,000
   General and administrative                  12,000               58,000
                                           ----------           ----------

     Total expenses                            86,000              903,000
                                           ----------           ----------

NET INCOME                                 $  156,000           $  169,000
                                           ==========           ==========


   The accompanying notes are an integral part of these Financial Statements.

                             COOPER VILLAGE PARTNERS
                             (a General Partnership)
                             -----------------------

                         STATEMENTS OF PARTNERS' CAPITAL


                                         FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND
                                                 THE YEAR ENDED DECEMBER 31, 1996
                                   -----------------------------------------------------------
                                       GENERAL                GENERAL
                                       PARTNER                PARTNER
                                   DAMSON/BIRTCHER          REAL ESTATE
                                    REALTY INCOME             INCOME
                                       FUND II              PARTNERS III              TOTAL
                                   -----------------------------------------------------------
Balance, December 31, 1995           $ 3,892,000            $ 2,916,000            $ 6,808,000

   Net income                             98,000                 71,000                169,000
   Distributions                        (360,000)              (260,000)              (620,000)
                                     -----------            -----------            -----------

Balance, December 31, 1996             3,630,000              2,727,000              6,357,000

   Net income                             90,000                 66,000                156,000
   Distributions                         (70,000)               (50,000)              (120,000)
                                     -----------            -----------            -----------

Balance, March 31, 1997              $ 3,650,000            $ 2,743,000            $ 6,393,000
                                     ===========            ===========            ===========


   The accompanying notes are an integral part of these Financial Statements.

                             COOPER VILLAGE PARTNERS
                             (a General Partnership)
                             -----------------------

                            STATEMENTS OF CASH FLOWS


                                                 FOR THE
                                               THREE MONTHS         FOR THE YEAR
                                              ENDED MARCH 31,     ENDED DECEMBER 31,
                                                   1997                  1996
                                              ---------------     ------------------
Cash flows from operating activities:

Net income                                       $ 156,000            $ 169,000
Adjustments to reconcile net income
to net cash provided by
operating activities:
   Depreciation and amortization                     2,000                8,000
   Adjustment to carrying value of
     real estate                                        --              412,000

Changes in:
    Accounts receivable                            (24,000)               5,000
    Accrued rent receivable                          2,000               10,000
    Prepaid expenses and other assets                1,000               (3,000)
    Accounts payable and accrued
      liabilities                                   17,000                3,000
                                                 ---------            ---------
Net cash provided by operating
    activities                                     154,000              604,000

Cash flows from investing activities -
    investments in real estate                     (22,000)             (37,000)

Cash flows from financing activities -
    distributions                                 (120,000)            (620,000)
                                                 ---------            ---------

Net increase (decrease) in cash and
    cash equivalents                                12,000              (53,000)

Cash and cash equivalents,
  beginning of period                              355,000              408,000
                                                 ---------            ---------

Cash and cash equivalents,
  end of period                                  $ 367,000            $ 355,000
                                                 =========            =========


   The accompanying notes are an integral part of these Financial Statements.

                             COOPER VILLAGE PARTNERS
                             (a General Partnership)
                             -----------------------

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

        On February 18, 1997, the General Partners mailed a Consent Solicitation to the Limited Partners of Funds II and III which sought their consent to dissolve those Partnerships and sell and liquidate all of their remaining properties (including the Partnership's property) as soon as practicable, consistent with obtaining reasonable value for the Partnership's property. A majority in interest of the Limited Partners of Funds II and III consented by March 13, 1997. As a result, the General Partners, as well as the Partnership, have adopted the liquidation basis of accounting as of March 31, 1997. The difference between the adoption of the liquidation basis of accounting as of March 13, 1997 and March 31, 1997 was not material.

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

        As of December 31, 1995, the General Partners decided to treat their properties, as well as the Partnership's property, as held for sale, instead of for investment, for financial statement purposes. Since 1993, the General Partners have considered several preliminary indications of interest from third parties to acquire the Partnership's property. The Partnership's sole property was held for sale throughout 1997 and 1998 and it is currently held for sale.

        In accordance with the liquidation basis of accounting (see Note 2), the carrying value of the Partnership's property was evaluated to ensure it is carried on the Partnership's Statements of Net Assets in Liquidation at net realizable value. The General Partners estimated net realizable value for this purpose by using an average of recent offers to acquire Cooper Village Shopping Center net of estimated selling costs, in lieu of obtaining appraisals at December 31, 1998 and appraisals performed as of January 1, 1998 at December 31, 1997. Fair value can only be determined based upon sales to third parties, and sales proceeds could differ substantially from internal estimates of fair value or appraised values.

                             COOPER VILLAGE PARTNERS
                             (a General Partnership)
                             -----------------------

NOTES TO FINANCIAL STATEMENTS (Cont'd.)

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

       For the year ended December 31, 1998, the General Partners determined that the carrying value of Cooper Village Shopping Center was in excess of its estimated net realizable value. As a result, the carrying value was adjusted by $564,000 to $5,633,000.

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

       As noted above, as of December 31, 1995 the General Partners decided to account for the Partnership's property as an asset held for sale, assuming a 12 month holding period, instead of for investment. Accordingly, the General Partners compared the carrying value of the property to its appraised value as of January 1, 1997 at December 31, 1996. The carrying value of the property and certain related assets was greater than it's appraised value, less selling costs, and the General Partner reduced the carrying value of the property by the difference of $412,000 at December 31, 1996.

                             COOPER VILLAGE PARTNERS
                             (a General Partnership)
                             -----------------------

NOTES TO FINANCIAL STATEMENTS (Cont'd.)

(2)    Summary of Significant Accounting Policies (Cont'd.)

       Carrying Value of Real Estate (prior to adoption of the liquidation basis of accounting) (Cont'd.)

       Segment Reporting

       The Partnership adopted Statement of Financial Accounting Standards No. 131, "Disclosures About Segments of an Enterprise and Related Information" ("SFAS 131"). SFAS 131 requires, among other items, that a public business enterprise report a measure of segment profit or loss, certain specific revenue and expense items, segment assets, information about the revenues derived from the enterprise's products or services and major customers. SFAS 131 also requires that the enterprise report descriptive information about the way that the operating segments were determined and the products and services provided by the operating segments. Given that the Partnership is in the process of liquidation, the Partnership has identified only one operating business segment which is the business of asset liquidation. The adoption of SFAS 131 did not have an impact on the Partnership's financial reporting.

       Cash and Cash Equivalents

       The Partnership invests its excess cash balances in short-term investments ("cash equivalents"). These investments are stated at cost, which approximates market, and consist of money market accounts, certificates of deposit and other nonequity-type cash investments. Cash equivalents at December 31, 1998 and 1997, totaled $297,000 and $289,000, respectively. Cash equivalents are defined as temporary non-equity investments with original maturities of three months or less, which can be readily converted into cash and are not subject to changes in market value.

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

                             COOPER VILLAGE PARTNERS
                             (a General Partnership)
                             -----------------------

NOTES TO FINANCIAL STATEMENTS (Cont'd.)

(2)    Summary of Significant Accounting Policies (Cont'd.)

       Income Taxes

       Income taxes are not levied at the Partnership level, therefore, no provision or liability for Federal and State income taxes has been reflected in the accompanying financial statements.

       Following are the Partnership's assets and liabilities as determined in accordance with generally accepted accounting principles ("GAAP") (liquidation basis of accounting) and for federal income tax reporting purposes at December 31:


                                            1998                                     1997
                               GAAP BASIS           TAX BASIS           GAAP BASIS           TAX BASIS
                             (LIQUIDATION)         (UNAUDITED)         (LIQUIDATION)        (UNAUDITED)
--------------------------------------------------------------------------------------------------------
Total Assets                   $6,019,000           $6,508,000           $6,503,000           $6,507,000

Total Liabilities              $  134,000           $  135,000           $  144,000           $  135,000
--------------------------------------------------------------------------------------------------------


       Following are the differences between Financial Statement and tax return income:


                                                    1998                1997                 1996
----------------------------------------------------------------------------------------------------
Net income per Financial Statements
(period ended March 31, 1997 for 1997)           $      --            $ 156,000            $ 169,000

Change in net assets in liquidation
from operating activities including
adjustment to carrying value of real
estate (nine months ended December
31, 1997 for 1997)                                  16,000              345,000                   --

Depreciation differences on
investments in real estate                        (221,000)            (221,000)            (219,000)

Adjustment to carrying value of
property in liquidation                            564,000                   --              412,000

Other                                              (72,000)               7,000               10,000
----------------------------------------------------------------------------------------------------

Taxable income per Federal tax return
(unaudited)                                      $ 287,000            $ 287,000            $ 372,000
----------------------------------------------------------------------------------------------------


(3)    Transactions with Affiliates

       The Partnership has no employees and, accordingly, Birtcher Properties, an affiliate of the General Partner of Fund II and Fund III and its affiliates perform services on behalf of the Partnership in connection with administering the affairs of the Partnership. Birtcher Properties and affiliates are reimbursed for their general and administrative costs actually incurred and

                             COOPER VILLAGE PARTNERS
                             (a General Partnership)
                             -----------------------

NOTES TO FINANCIAL STATEMENTS (Cont'd.)

(3)    Transactions with Affiliates (Cont'd.)

       associated with services performed on behalf of the Partnership. For the years ended December 31, 1998, 1997 and 1996, the Partnership was charged with approximately $1,000, $1,000 and $1,000, respectively, of such expenses.

       An affiliate of the General Partner of Fund II and Fund III provides property management services with respect to the Partnership's property and receives a fee for such services not to exceed 6% of the gross receipts from the property under management provided that leasing services were performed, otherwise not to exceed 3%. Such fees amounted to approximately $53,000 in 1998, $47,000 in 1997, and $54,000 in 1996.
       In addition, as reimbursement of costs for on-site property management personnel and other related costs, an affiliate of the General Partner received $37,000 in 1998, $37,000 in 1997 and $35,000 in 1996, as
       reimbursement of costs for on-site property management personnel and other reimbursable costs.

       The amended Partnership Agreements for Fund II and Fund III provide for payments to Birtcher Properties or its affiliates of an annual asset management fee equal to .55% (.65% in 1997 and .75% in 1996) of the aggregate appraised value of Cooper Village as determined by independent appraisal undertaken in January of each year. Such fees for the years ended December 31, 1998, 1997 and 1996, amounted to $35,000, $39,000 and
       $48,000, respectively. In addition, the amended Partnership Agreements for Fund II and Fund III provide for payment to the General Partner or its affiliates of a leasing fee for services rendered in connection with leasing space in the Partnership property after the expiration or termination of any lease of such space including renewal options. Fees for leasing services for the years ended December 31, 1998, 1997 and 1996, amounted to $4,000, $6,000 and $3,000, respectively.

(4)    Commitments and Contingencies

       Litigation

       The Partnership is not a party to any material pending legal proceedings other than ordinary routine litigation incidental to its business. It is the General Partners' belief, that the outcome of these proceedings will not be material to the business, financial condition, or results of operations of the Partnership.

       Future Minimum Annual Rentals

       The Partnership has determined that all leases which had been executed as of December 31, 1998, are properly classified as operating leases for financial reporting purposes. Future minimum annual rental income to be received under such leases as of December 31, 1998 are as follows:


           Year Ending December 31,
           ------------------------
                       1999                              $  730,000
                       2000                                 577,000
                       2001                                 420,000
                       2002                                 329,000
                       2003                                 276,000
                       Thereafter                         1,016,000
                                                         ----------
                                                         $3,348,000
                                                         ==========

                             COOPER VILLAGE PARTNERS
                             (a General Partnership)
                             -----------------------

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

(5)    Accounts Payable and Accrued Liabilities

       Accounts payable and accrued liabilities consist of the following:


                                                 DECEMBER 31,
                                          ---------------------------
                                            1998               1997
                                          --------           --------
     Real estate taxes                    $ 73,000           $ 70,000
     Accounts payable and other              7,000             29,000
     Security deposits                      45,000             36,000
                                          --------           --------
                                          $125,000           $135,000
                                          ========           ========


(6)    Accrued Expenses for Liquidation

       Accrued expenses for liquidation as of December 31, 1998, includes estimates of costs to be incurred in carrying out the dissolution and liquidation of the Partnership. These costs include estimates of legal fees, accounting fees, tax preparation and filing fees, other professional services and the general partner's liability insurance.

(7)    Subsequent Event

       On February 28, 1999, the Partnership made an aggregate cash distribution of $140,000 to its General Partners.

                             COOPER VILLAGE PARTNERS
                             (a General Partnership)
                             -----------------------

                                  SCHEDULE III
                           REAL ESTATE IN LIQUIDATION
                             AS OF DECEMBER 31, 1998
                             (AMOUNTS IN THOUSANDS)


       COL. A                          COL. C                     COL. D                         COL. E                 COL. H
       ------                          ------                     ------                         ------                 ------

                                                           COSTS CAPITALIZED
                                    INITIAL COST               SUBSEQUENT                 GROSS AMOUNT AT WHICH
                                  TO PARTNERSHIP (C)       TO THE ACQUISITION        CARRIED AT CLOSE OF PERIOD (B)
                                -----------------------  -----------------------    --------------------------------
                                          BUILDINGS AND                CARRYING               BUILDINGS AND               DATE
DESCRIPTION (A)                  LAND     IMPROVEMENTS   IMPROVEMENTS  COSTS (B)     LAND     IMPROVEMENTS    TOTAL     ACQUIRED
--------------------------------------------------------------------------------------------------------------------------------
Cooper Village Shopping Center  $ 2,756      $ 6,430        $   880    $(4,433)     $ 2,748      $ 2,884     $ 5,632    12/30/87
                                -------      -------        -------    -------      -------      -------     -------    --------
                                                                                                                           and
                                                                                                                        12/30/88

TOTAL                           $ 2,756      $ 6,430        $   880    $(4,433)     $ 2,748      $ 2,884     $ 5,632
                                =======      =======        =======    =======      =======      =======     =======


NOTE:  Columns B, F, G and I are either none or are not applicable.

                             COOPER VILLAGE PARTNERS
                             (a General Partnership)
                             -----------------------

        NOTES TO SCHEDULE III

        (a)    For a description of the property, see "Item 2.  Properties."

        (b) Upon adoption of the liquidation basis of accounting on March 31, 1997, accumulated depreciation was deleted through an adjustment to the cost of the property.

               At December 31, 1996, the General Partner determined that the Partnership's property had a carrying value greater than its appraised value less selling cost, and therefore provided a valuation allowance of $412,000 against property held for sale.

               For the year ended December 31, 1998, the General Partners determined that the carrying value of Cooper Village Shopping Center was in excess of its estimated net realizable value. As a result, the carrying value was adjusted by $564,000 to $5,632,000.

               The aggregate cost of land, buildings and improvements for Federal income tax purposes (unaudited) was $7,823,000 as of December 31, 1998. The differences between the aggregate cost of land, buildings and improvements for tax reporting purposes as compared to costs for financial reporting purposes are primarily attributable to: 1) amounts received under rental agreements for non-occupied space, which were recorded as income for tax reporting purposes but were recorded as a reduction of the corresponding property basis for financial reporting purposes, and; 2) the adjustments to the carrying value of real estate for financial statement purposes no effect for tax reporting purposes.

        (c) The initial cost to the Partnership includes acquisition fees paid to Birtcher Investments and Equity Properties Inc.

                     DAMSON/BIRTCHER REALTY INCOME FUND-II,
                               LIMITED PARTNERSHIP
                     --------------------------------------

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

          0      Richard G. Wollack, Chairman of the Board
          0      Brent R. Donaldson, President
          0      Deborah M. Richard, Chief Financial Officer

The general partner of Birtcher Investors is Birtcher Investments, a California general partnership. Birtcher Investments' general partner is Birtcher Limited, a California limited partnership and its general partner is BREICORP, a California corporation. The principals and relevant officers of BREICORP are as follows:

          0      Ronald E. Birtcher, Co-Chairman of the Board
          0      Arthur B. Birtcher, Co-Chairman of the Board
          0      Robert M. Anderson, Executive Director


Item 11. EXECUTIVE COMPENSATION

The following table sets forth the fees, compensation and other expense reimbursements paid to the General Partner and its affiliates in all capacities for each year in the three-year period ended December 31, 1998.


                                             YEAR ENDED DECEMBER 31,
                                     ----------------------------------------
                                       1998            1997            1996
                                     --------        --------        --------
General Partner's 1% share of
  distributable cash                 $ 28,000        $ 24,000        $ 21,000
Asset management fees                 160,000         170,000         199,000
Property management fees              181,000         159,000         168,000
Property management expense
  reimbursements                      114,000         109,000         108,000
Other expense reimbursements          115,000         114,000         130,000
Leasing fee                            36,000          35,000          19,000
                                     --------        --------        --------

TOTAL                                $634,000        $611,000        $645,000
                                     ========        ========        ========

                     DAMSON/BIRTCHER REALTY INCOME FUND-II,
                               LIMITED PARTNERSHIP
                     --------------------------------------

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

As of March 25, 1999, Grape Investors, LLC was the beneficial owner of certain limited partnership interests, as follows:

Title of                     Name and address of             Amount and nature of
 Class                        beneficial owner              beneficial ownership(1)     Percent of class(1)
--------               ------------------------------       -----------------------     -------------------
Limited Partnership    Grape Investors, LLC                      $3,109,190                    5.9%
Interests(2)           c/o Arlen Capital Advisors
                       1650 Hotel Circle Drive North
                       Suite 200
                       San Diego, CA 92018

---------------
(1)  Based upon original invested capital.

(2) Grape Investors, LLC is beneficial owner of these securities. The Partnership has not admitted Grape Investors, LLC to the Partnership as a limited partner.


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

                     DAMSON/BIRTCHER REALTY INCOME FUND-II,
                               LIMITED PARTNERSHIP
                     --------------------------------------

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

                    (27)      Financial Data Schedule


b)     Reports on Form 8-K:

       None filed for the year ended December 31, 1998, however, reference has been incorporated for the Form 8-K filed on February 4, 1999 reporting that the agreement to sell all of Damson/Birtcher Realty Income Fund-II's properties to Abbey Investments, Inc. had been terminated.

                     DAMSON/BIRTCHER REALTY INCOME FUND-II,
                               LIMITED PARTNERSHIP
                     --------------------------------------

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

                                    By: BIRTCHER LIMITED,
                                        a California limited partnership,
                                        General Partner of Birtcher
                                        Investments

                                        By: BREICORP,
                                            a California corporation,
                                            formerly known as Birtcher
                                            Real Estate Inc., General
                                            Partner of Birtcher Limited

Date: March 30, 1999                        By: /s/Robert M. Anderson
                                                ----------------------
                                                Robert M. Anderson
                                                Executive Director
                                                BREICORP

                            By: LF Special Fund I, L.P.,
                                a California limited partnership

                                By: Liquidity Fund Asset Management, Inc.,
                                    a California corporation,
                                    General Partner of LF Special
                                    Fund I, L.P.

Date: March 30, 1999                By: /s/ Brent R. Donaldson
                                        -----------------------------
                                        Brent R. Donaldson
                                        President
                                        Liquidity Fund Asset Management, Inc.

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


     Signature                            Capacity                           Date
     ---------                            --------                           ----
/s/ Arthur B. Birtcher              Co-Chairman of the Board -          March 30, 1999
----------------------              BREICORP
Arthur B. Birtcher

/s/ Ronald E. Birtcher              Co-Chairman of the Board -          March 30, 1999
----------------------              BREICORP
Ronald E. Birtcher

/s/ Richard G. Wollack              Chairman of Liquidity Fund          March 30, 1999
Richard G. Wollack                  Asset Management, Inc.

                                 EXHIBIT INDEX


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