Form 10-Q
period 1999-03-31
DAMSON BIRTCHER REALTY INCOME FUND II LTD PARTNERSHIP
filed 1999-05-17
CIK 773915

                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended         March 31, 1999
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


                              Yes [X]       No [ ]

           DAMSON/BIRTCHER REALTY INCOME FUND-II, LIMITED PARTNERSHIP
                          QUARTERLY REPORT ON FORM 10-Q
                    FOR THE THREE MONTHS ENDED MARCH 31, 1999

                                      INDEX


                                                                          Page
                                                                          ----
PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

         Statements of Net Assets in Liquidation - March 31, 1999
         (Unaudited) and December 31, 1998 (Audited).....................    3

         Statements of Changes of Net Assets in Liquidation -
         Three Months Ended March 31, 1999 and 1998(Unaudited)...........    4

         Notes to Financial Statements (Unaudited).......................    5

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations...................    9

Item 3.  Quantitative and Qualitative Market Risk Disclosures............   11

PART II. OTHER INFORMATION...............................................   12

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS


                      DAMSON/BIRTCHER REALTY INCOME FUND-II
                     STATEMENTS OF NET ASSETS IN LIQUIDATION

                                                   March 31,           December 31,
                                                     1999                 1998
                                                  -----------          -----------
                                                  (unaudited)
ASSETS (Liquidation Basis):

Properties                                        $23,693,000          $23,587,000

Investment in Cooper Village Partners               3,403,000            3,375,000
Cash and cash equivalents                           1,571,000            1,564,000
Accounts receivable, net                               56,000               20,000
Other assets                                           11,000               20,000
                                                  -----------          -----------
   Total Assets                                    28,734,000           28,566,000
                                                  -----------          -----------

LIABILITIES (Liquidation Basis):

Accounts payable and accrued liabilities              705,000              685,000
Accrued expenses for liquidation                      129,000              129,000
                                                  -----------          -----------
   Total Liabilities                                  834,000              814,000
                                                  -----------          -----------
Net Assets in Liquidation                         $27,900,000          $27,752,000
                                                  ===========          ===========


The accompanying notes are an integral part of these financial statements.

           DAMSON/BIRTCHER REALTY INCOME FUND-II, LIMITED PARTNERSHIP
               STATEMENTS OF CHANGES OF NET ASSETS IN LIQUIDATION
                                   (UNAUDITED)



                                                                    Three Months Ended
                                                                         March 31,
                                                           -----------------------------------
                                                               1999                   1998
                                                           ------------           ------------
Net assets in liquidation at beginning of period           $ 27,752,000           $ 27,394,000
Increase (decrease) during period:
  Operating activities:
    Property operating income, net                              723,000                836,000
    Equity in earnings of Cooper Village Partners               109,000                 89,000
    Interest income                                              15,000                 22,000
    Leasing commissions                                        (102,000)                    --
    General and administrative expenses                        (166,000)              (156,000)
                                                           ------------           ------------
                                                                579,000                791,000

    Liquidating activities-distributions to partners           (431,000)              (711,000)
                                                           ------------           ------------
Net increase in assets in liquidation                           148,000                 80,000
                                                           ------------           ------------
Net assets in liquidation at end of period                 $ 27,900,000           $ 27,474,000
                                                           ============           ============



   The accompanying notes are an integral part of these financial statements.

           DAMSON/BIRTCHER REALTY INCOME FUND-II, LIMITED PARTNERSHIP

NOTES TO FINANCIAL STATEMENTS - UNAUDITED

(1)     Accounting Policies

        The financial statements of Damson/Birtcher Realty Income Fund-II, Limited Partnership (the "Partnership") included herein have been prepared by the General Partner, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. These financial statements include all adjustments which are of a normal recurring nature and, in the opinion of the General Partner, are necessary for a fair presentation. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted, pursuant to the rules and regulations of the Securities and Exchange Commission. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Partnership's annual report on Form 10-K for the year ended December 31, 1998.

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

        Rental income from Iomega Corporation totaled $324,000 and $312,000 for the three months ended March 31, 1999 and 1998, respectively, or approximately 28% and 24%, respectively, of the Partnership's total rental income. Rental income from Delta Dental Corporation totaled $149,000 and $221,000 for the three months ended March 31, 1999 and 1998, respectively, or approximately 12% and 16%, respectively, of the Partnership's total rental income.

        Sale of the Properties

        In November 1998, the Partnership entered into a definitive Purchase and Sale Agreement with Abbey Investments, Inc. to sell all the Partnership's properties for a range between $32,250,000 and $33,000,000, depending on final occupancy rates at the time of closing. However, in January 1999, the agreement was terminated because Abbey had requested a material reduction in the purchase price, which the Partnership did not agree to.

           DAMSON/BIRTCHER REALTY INCOME FUND-II, LIMITED PARTNERSHIP

NOTES TO FINANCIAL STATEMENTS - UNAUDITED (Cont'd.)

(1)     Accounting Policies (Cont'd.)

        Sale of the Properties (Cont'd.)

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

        On April 30, 1999, Praedium and the Partnership executed a definitive Purchase and Sale Agreement for the price and on the terms contemplated in the letter of intent, and Praedium deposited $222,400 into escrow. The Agreement is subject to customary contingencies, including due diligence inspection and review, approval of title conditions, receipt of tenant estoppels and the like, and is subject to formal approval by Praedium's "Investment Committee." Praedium's deposit is fully refundable during the contingency period. The contingency period currently expires on June 14, 1999, with closing of the transaction currently scheduled for July 14, 1999.

        The Partnership is also in early-stage negotiations, with unrelated potential purchasers, to sell its interest in Cooper Village Shopping Center (co-owned with an affiliated partnership) for a price that is expected to range between approximately $3,480,000 and $3,770,000 (representing the Partnership's 58% interest).

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

(2)     Transactions with Affiliates

        The Partnership has no employees and, accordingly, the General Partner and its affiliates perform services on behalf of the Partnership in connection with administering the affairs of the Partnership. The General Partner and affiliates are reimbursed for their general and administrative costs actually incurred and associated with services performed on behalf of the Partnership. For the three months ended March 31, 1999 and 1998 the Partnership incurred approximately $26,000 and $26,000, respectively, of such expenses.

           DAMSON/BIRTCHER REALTY INCOME FUND-II, LIMITED PARTNERSHIP


NOTES TO FINANCIAL STATEMENTS - UNAUDITED (Cont'd.)

(2)     Transactions with Affiliates (Cont'd.)

        An affiliate of the General Partner provides property management services with respect to the Partnership's properties and receives a fee for such services not to exceed 6% of the gross receipts from the properties under management provided that leasing services are performed, otherwise not to exceed 3%. Such fees amounted to approximately $36,000 and $47,000, respectively, for the three months ended March 31, 1999 and 1998. In addition, an affiliate of the General Partner received $32,000 and $24,000 for the three months ended March 31, 1999 and 1998, respectively, as reimbursement of costs of on-site property management personnel and other reimbursable expenses.

        Leasing fees for the three months ended March 31, 1999 and 1998, included charges of $51,000 and $4,000, respectively, from the General Partner and its affiliates for leasing services rendered in connection with leasing space in a Partnership property after expiration or termination of leases.

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

        The amended Partnership Agreement provides for the Partnership's payment to the General Partner of an annual asset management fee equal to .45% for 1999 and .55% for 1998 of the aggregate appraised value of the Partnership's properties as determined by independent appraisal in January of 1998 and by the General Partner's estimate of fair value in January 1999. Such fees for the three months ended March 31, 1999 and 1998, amounted to $29,000 and $40,000, respectively.

        In addition to the aforementioned, the General Partner was also paid $20,000 and $20,000, related to the Partnership's portion (58%) of asset management fees, property management fees, leasing fees, reimbursement of on-site property management personnel and other reimbursable expenses for Cooper Village Partners for the three months ended March 31, 1999 and 1998, respectively.

(3)     Commitments and Contingencies

        Litigation

        So far as is known to the General Partner, neither the Partnership nor its properties are subject to any material pending legal proceedings, except for the following:

        Bigelow Diversified Secondary Partnership Fund 1990 litigation

        On March 25, 1997, a limited partner named Bigelow/Diversified Secondary Partnership Fund 1990 filed a purported class action lawsuit in the Court of Common Pleas of Philadelphia County against Damson/Birtcher Partners, Birtcher Investors, Birtcher/Liquidity Properties, Birtcher Investments, L.F. Special Fund II, L.P., L.F. Special Fund I, L.P., Arthur Birtcher,

           DAMSON/BIRTCHER REALTY INCOME FUND-II, LIMITED PARTNERSHIP


NOTES TO FINANCIAL STATEMENTS - UNAUDITED (Cont'd.)

3)      Commitments and Contingencies (Cont'd.)

        Litigation (Cont'd.)

        Bigelow Diversified Secondary Partnership Fund 1990 litigation (Cont'd.)

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

        Madison Partnership and ISA Partnership Litigation

        On April 2, 1999, Madison Partnership Liquidity Investors XVI, LLC and ISA Partnership Liquidity Investors filed a purported class and derivative action in the California Superior Court in Orange County, California against Damson Birtcher Partners, Birtcher/Liquidity Properties, Birtcher Partners, Birtcher Investors, Birtcher Investments, Birtcher Limited, Breicorp LP Special Fund II, L.P., Liquidity Fund Asset Management, Inc., Robert M. Anderson, Brent R. Donaldson, Arthur
        B. Birtcher, Ronald E. Birtcher, and Richard G. Wollack, Defendants, and Damson/Birtcher Realty Income Fund-I, Damson/Birtcher Realty Income Fund-II, and Real Estate Income Partners III, Nominal Defendants. The complaint asserts claims for breach of fiduciary duty and breach of contract. The gravamen of the complaint is that the General Partners of these limited partnerships have not undertaken all reasonable efforts to expedite liquidation of the Partnerships' properties and to maximize the returns to the Partnerships' limited partners. The complaint seeks unspecified monetary damages, attorneys' fees and litigation expenses, and an order for dissolution of the Partnerships and appointment of an independent liquidating trustee. The Partnership has yet to respond to the complaint, but intends to present a vigorous defense.

(4)     Accrued Expenses for Liquidation

        Accrued expenses for liquidation as of March 31, 1999, includes estimates of costs to be incurred in carrying out the dissolution and liquidation of the Partnership. These costs include estimates of legal fees, accounting fees, tax preparation and filing fees and other professional services. The actual costs could vary significantly from the related provisions due to the uncertainty related to the length of time required to complete the liquidation and dissolution and the complexities which may arise in disposing of the Partnership's remaining assets.

           DAMSON/BIRTCHER REALTY INCOME FUND-II, LIMITED PARTNERSHIP


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        Liquidity and Capital Resources

        Since the completion of its acquisition program in December 1988, the Partnership has been primarily engaged in the operation of its properties. The Partnership's original objective had been to hold its properties as long-term investments. However, an Information Statement, dated May 5, 1993, mandated that the General Partner seek a vote of the Limited Partners no later than December 31, 1996, regarding prompt liquidation of the Partnership in the event that properties with appraised values as of January 1993, which constituted at least one-half of the aggregate appraised values of all Partnership properties as of that date, were not sold or under contract for sale by the end of 1996. Given the mandate of the May 5, 1993 Information Statement, at December 31, 1995, the General Partner decided to account for the Partnership's properties as assets held for sale instead of for investment. In a Consent Solicitation dated February 18, 1997, the Partnership solicited and received the consent of the Limited Partners, to dissolve the Partnership and gradually settle and close the Partnership's business and dispose of and convey the Partnership's property as soon as practicable, consistent with obtaining reasonable value for the properties. The Partnership's properties were held for sale throughout 1998 and continue to be held for sale.

        In November 1998, the Partnership entered into a definitive Purchase and Sale Agreement with Abbey Investments, Inc. to sell all the Partnership's properties for a purchase price ranging between $32,250,000 and $33,000,000, depending on final occupancy rates at the time of closing. However, in January 1999, the agreement was terminated because Abbey had requested a material reduction in the purchase price, which the Partnership did not agree to.

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

        On April 30, 1999, Praedium and the Partnership executed a definitive Purchase and Sale Agreement for the price and on the terms contemplated in the letter of intent, and Praedium deposited $222,400 into escrow. The Agreement is subject to customary contingencies, including due diligence inspection and review, approval of title conditions, receipt of tenant estoppels and the like, and is subject to formal approval by Praedium's "Investment Committee." Praedium's deposit is fully refundable during the contingency period. The contingency period currently expires on June 14, 1999, with closing of the transaction currently scheduled for July 14, 1999.

        Although there can be no assurance that the proposed sales of the properties will be completed, if the sales are completed at the stated prices, the limited partners will receive total aggregate sale proceeds of approximately $616 per $1,000 (including Cooper Village at $3,480,000) originally invested in the Partnership.

           DAMSON/BIRTCHER REALTY INCOME FUND-II, LIMITED PARTNERSHIP


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Cont'd.)

        Liquidity and Capital Resources (Cont'd.)

        The General Partner's estimate of sales proceeds does not take into account the expenditure of Partnership cash reserves, operating expenses or net income or loss of the Partnership for any period prior to the time the remaining properties are sold, which could affect the amount of sales proceeds available for distribution. Therefore, the actual proceeds to be received by the limited partners may vary materially, up or down, from the estimate.

        The Partnership is also in early-stage negotiations, with unrelated potential purchasers, to sell its interest in Cooper Village Shopping Center (co-owned with an affiliated partnership) for a price that is expected to range between approximately $3,480,000 and $3,770,000.

        Regular distributions through March 31, 1999 represent cash flow generated from operations of the Partnership's properties and interest earned on the temporary investment of working capital net of capital improvement reserve requirements. Future cash distributions will be made principally to the extent of cash flow attributable to operations and sales of the Partnership's properties and interest earned on the investment of capital reserve, after providing for capital reserve and payment for capital improvements to the Partnership's properties.

        Other Matters

        The Partnership is in the process of liquidating its remaining assets
        It is anticipated that a sale of those assets will occur on or before January 1, 2000. It is the opinion of the General Partner that the value of those assets is not subject to any valuation risk as a result of year 2000 issues, other than general economic climate issues that may arise. Based on current information, the cost of addressing potential year 2000 problems is not expected to have a material adverse impact on the Partnership's financial position, results of operations or cash flows in future periods. As of March 31, 1999, the investor services system used to track the limited partners' interests, distributions and tax information has been tested and appears to be free of year 2000 bugs. The Partnership's properties are under review utilizing the Building Owners and Managers Association ("BOMA") industry standards as a guideline for necessary corrections and the Partnership's accounting systems are scheduled for a software upgrade to correct any year 2000 issues in July of 1999. The cost of the upgrades will be borne by the General Partner and will not be reimbursed by the Partnership. In addition, the General Partner has made inquiries of its banks, all of which indicate that any problems have been addressed adequately by those institutions.

        Even if attempts to correct any deficiencies in the Partnership's software are unsuccessful, the General Partner anticipates that in the short run it could convert its systems to standard spreadsheet or data base programs at nominal cost.

        Results of Operations for the Three Months Ended March 31, 1999

        Because the Partnership is in the process of liquidating its remaining assets, a comparison of the results of operations is not practical. As the Partnership's assets (properties) are sold, the results of operations will be generated from a smaller asset base, and are therefore not comparable. The Partnership's operating results have been reflected on the Statements of Changes of Net Assets in Liquidation.

        For the three months ended March 31, 1999, the Partnership generated $723,000 of net operating income from operation of its properties (exclusive of Cooper Village Partners). The decrease in net operating income for the three months ended March 31, 1999, as compared to the same period in 1998, was due to several factors. At Creekridge, rental income decreased by $66,000 as a result of Delta Dental's lease expiration on February 28, 1999. At Lakeland, revenue was lower than 1998 due to the collection of an early lease termination fee in 1998. At Kennedy, operating expense recoveries were $16,000 lower than what was recognized in 1999.

        Interest income resulted from the temporary investment of Partnership working capital. For the three months ended March 31, 1999, interest income was approximately $15,000.

        General and administrative expenses for the three months ended March 31, 1999 include charges of $107,000 from the General Partner and its

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Cont'd.)

        Results of Operations for the Three Months Ended March 31, 1999
        (Cont'd.)

        affiliates for services rendered in connection with administering the affairs of the Partnership and operating the Partnership's properties. Also included in general and administrative expenses for the three months ended March 31, 1999 are direct charges of $59,000 relating to audit fees, tax preparation fees, legal and professional fees, insurance expenses, costs incurred in providing information to the Limited Partners and other miscellaneous costs.

        The increase in leasing commissions for the three months ended March 31, 1999, as compared to the corresponding period in 1998, was primarily attributable to the successful negotiation of a 42,203 square foot lease at Creekridge to replace Delta Dental.

        Accrued expenses for liquidation as of March 31, 1999, includes estimates of costs to be incurred in carrying out the dissolution and liquidation of the Partnership. These costs include estimates of legal fees, accounting fees, tax preparation and filing fees and other professional services. The actual costs could vary significantly from the related provisions due to the uncertainty related to the length of time required to complete the liquidation and dissolution and the complexities which may arise in disposing of the Partnership's remaining assets.

ITEM 3. QUANTITATIVE AND QUALITATIVE MARKET RISK DISCLOSURES

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

        Bigelow Diversified Secondary Partnership Fund 1990 litigation

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

        Madison Partnership and ISA Partnership Litigation

        On April 2, 1999, Madison Partnership Liquidity Investors XVI, LLC and ISA Partnership Liquidity Investors filed a purported class and derivative action in the California Superior Court in Orange County, California against Damson Birtcher Partners, Birtcher/Liquidity Properties, Birtcher Partners, Birtcher Investors, Birtcher Investments, Birtcher Limited, Breicorp LP Special Fund II, L.P., Liquidity Fund Asset Management, Inc., Robert M. Anderson, Brent R. Donaldson, Arthur
        B. Birtcher, Ronald E. Birtcher, and Richard G. Wollack, Defendants, and Damson/Birtcher Realty Income Fund-I, Damson/Birtcher Realty Income Fund-II, and Real Estate Income Partners III, Nominal Defendants. The complaint asserts claims for breach of fiduciary duty and breach of contract. The gravamen of the complaint is that the General Partners of these limited partnerships have not undertaken all reasonable efforts to expedite liquidation of the Partnerships' properties and to maximize the returns to the Partnerships' limited partners. The complaint seeks unspecified monetary damages, attorneys' fees and litigation expenses, and an order for dissolution of the Partnerships and appointment of an independent liquidating trustee. The Partnership has yet to respond to the complaint, but intends to present a vigorous defense.

           DAMSON/BIRTCHER REALTY INCOME FUND-II, LIMITED PARTNERSHIP


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        a)      Exhibits:

                27 - Financial Data Schedule

        b)      Reports on Form 8-K:

                None filed in quarter ended March 31, 1999.

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

                                  By: BIRTCHER LIMITED,
                                      a California limited partnership,
                                      General Partner of Birtcher Investments

                                      By: BREICORP,
                                          a California corporation,
                                          formerly known as Birtcher
                                          Real Estate Inc., General
                                          Partner of Birtcher Limited

Date: May 14, 1999                        By: /s/Robert M. Anderson
                                              ----------------------------------
                                              Robert M. Anderson
                                              Executive Director
                                              BREICORP

                          By: LF Special Fund I, L.P.,
                              a California limited partnership

                              By: Liquidity Fund Asset Management, Inc.,
                                  a California corporation, General
                                  Partner of LF Special Fund I, L.P.

Date: May 14, 1999                By: /s/ Brent R. Donaldson
                                      ------------------------------------------
                                      Brent R. Donaldson
                                      President
                                      Liquidity Fund Asset Management, Inc.

           DAMSON/BIRTCHER REALTY INCOME FUND-II, LIMITED PARTNERSHIP


                                 EXHIBIT INDEX


        a)      Exhibits:

                27 - Financial Data Schedule

        b)      Reports on Form 8-K:

                None filed in quarter ended March 31, 1999.