Form 10-Q
period 1999-06-30
DAMSON BIRTCHER REALTY INCOME FUND II LTD PARTNERSHIP
filed 1999-08-16
CIK 773915

                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended              June 30, 1999
                      ----------------------------------------------------------

Commission file number            0-14633
                      ----------------------------------------------------------

           DAMSON/BIRTCHER REALTY INCOME FUND-II, LIMITED PARTNERSHIP
             (Exact name of registrant as specified in its charter)


                    Delaware                         13-3294820
         (State or other jurisdiction of         (I.R.S. Employer
         incorporation or organization)         Identification No.)


 27611 La Paz Road, P.O. Box 30009, Laguna Niguel, California  92607-0009
          (Address of principal executive offices)             (Zip Code)


                                 (949) 643-7700
              (Registrant's telephone number, including area code)


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


                                 Yes [X] No [ ]

           DAMSON/BIRTCHER REALTY INCOME FUND-II, LIMITED PARTNERSHIP
                         QUARTERLY REPORT ON FORM 10-Q
                    FOR THE THREE MONTHS ENDED JUNE 30, 1999

                                     INDEX


                                                                                Page
                                                                                ----

PART I.           FINANCIAL INFORMATION

Item 1.           Financial Statements

                  Statements of Net Assets in Liquidation - June 30, 1999
                  (Unaudited) and December 31, 1998 (Audited)...................   3

                  Statements of Changes of Net Assets in Liquidation -
                  Three and Six Months Ended June 30, 1999 and
                  1998 (Unaudited)..............................................   4

                  Notes to Financial Statements (Unaudited).....................   5

Item 2.           Management's Discussion and Analysis of
                  Financial Condition and Results of Operations.................  12

Item 3.           Quantitative and Qualitative Market Risk Disclosures..........  17

PART II.          OTHER INFORMATION.............................................  17


                          PART I. FINANCIAL INFORMATION


ITEM 1. FINANCIAL STATEMENTS


           DAMSON/BIRTCHER REALTY INCOME FUND-II, LIMITED PARTNERSHIP
                     STATEMENTS OF NET ASSETS IN LIQUIDATION

                                                 June 30,         December 31,
                                                  1999                1998
                                               -----------        -----------
ASSETS (Liquidation Basis):                   (unaudited)

Properties                                      $23,786,000        $23,587,000

Investment in Cooper Village Partners             3,401,000          3,375,000
Cash and cash equivalents                         1,614,000          1,564,000
Accounts receivable, net                             72,000             20,000
Other assets                                          3,000             20,000
                                                -----------        -----------

    Total Assets                                 28,876,000         28,566,000
                                                -----------        -----------

LIABILITIES (Liquidation Basis):

Accounts payable and accrued liabilities            618,000            685,000
Accrued expenses for liquidation                    129,000            129,000
                                                -----------        -----------

    Total Liabilities                               747,000            814,000
                                                -----------        -----------

Net Assets in Liquidation                       $28,129,000        $27,752,000
                                                ===========        ===========



The accompanying notes are an integral part of these financial statements.

           DAMSON/BIRTCHER REALTY INCOME FUND-II, LIMITED PARTNERSHIP
               STATEMENTS OF CHANGES OF NET ASSETS IN LIQUIDATION
                                   (UNAUDITED)



                                                     Three Months Ended                       Six Months Ended
                                                          June 30,                                  June 30,
                                             ---------------------------------         ---------------------------------
                                                1999                  1998                 1999                 1998
                                             ------------         ------------         ------------         ------------
Net assets in liquidation
 at beginning of period                      $ 27,900,000         $ 27,474,000         $ 27,752,000         $ 27,394,000
Increase (decrease) during period:
     Operating activities:
       Property operating income, net             749,000              879,000            1,472,000            1,715,000
       Equity in earnings of Cooper
         Village Partners                          90,000               93,000              199,000              182,000
       Interest income                             16,000               18,000               31,000               40,000
       Leasing commissions                             --              (33,000)            (102,000)             (33,000)
       General and administrative
        expenses                                 (153,000)            (214,000)            (319,000)            (370,000)
                                             ------------         ------------         ------------         ------------

                                                  702,000              743,000            1,281,000            1,534,000
                                             ------------         ------------         ------------         ------------
Liquidating activities:
       Distributions to partners                 (473,000)            (723,000)            (904,000)          (1,434,000)
                                             ------------         ------------         ------------         ------------

Net increase in assets
in liquidation                                    229,000               20,000              377,000              100,000
                                             ------------         ------------         ------------         ------------

Net assets in liquidation at
end of period                                $ 28,129,000         $ 27,494,000         $ 28,129,000         $ 27,494,000
                                             ============         ============         ============         ============


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

         Segment Reporting (Cont'd.)

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

         Rental income from Iomega Corporation totaled $325,000 and $314,000 for the three months ended June 30, 1999 and 1998, respectively, or approximately 27% and 24%, respectively, of the Partnership's total rental income and $649,000 and $626,000 or 28% and 24%, respectively, for the six months there ended. Rental income from Delta Dental Corporation totaled $0 and $223,000 for the three months ended June 30, 1999 and 1998, respectively, or approximately 0% and 17%, respectively, of the Partnership's total rental income and $149,000 and $444,000 or 6% and 17%, respectively, for the six months there ended.

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

         On April 30, 1999, the Partnership and Praedium Performance Fund IV ("Praedium") executed a Purchase and Sale Agreement to sell all of the Partnership's properties except its interest in Cooper Village shopping center to Praedium for $29,000,000. Praedium deposited $222,400 into escrow, pending completion of its due diligence inspection and review. Praedium's contingency period expired on June 14, 1999. During and after the contingency period, Praedium, in a series of negotiations with the Partnership, sought reductions in the purchase price of each of the properties and declined to include Iomega and Ladera-II in its offers. During this time, the General Partner negotiated with Praedium, and also sought other purchasers for the properties, both individually and as a group. Finally, in late July 1999, the Partnership declined Praedium's offer to purchase only Creekridge Center, Kennedy Corporate Center-I and Lakeland Industrial Park for a materially reduced purchase price and terminated its dealings with Praedium.

         Immediately thereafter, on July 29, 1999, the Partnership entered into a Purchase and Sale Agreement and Joint Escrow Instructions to sell Creekridge Center, Kennedy Corporate Center-I and Lakeland Industrial Park to Rubin Pachulsky Dew Properties, LLC ("Rubin Pachulsky Dew") for an aggregate purchase price of $16,100,000. Rubin Pachulsky Dew deposited $391,727 into escrow, which deposit is nonrefundable except in the event of the Partnership's breach of the sale agreement. Rubin Pachulsky Dew is a third-party real estate investment entity that is not affiliated in any way with the Partnership, its General Partner or any of its principals or affiliates.

         Except for a few technical exceptions, such as the Partnership's breach of the sale agreement or title issues that cannot be corrected or insured against by the Partnership to Rubin Pachulsky Dew's satisfaction, the purchase is not subject to any conditions.

           DAMSON/BIRTCHER REALTY INCOME FUND-II, LIMITED PARTNERSHIP


NOTES TO FINANCIAL STATEMENTS - UNAUDITED (Cont'd.)

(1)      Accounting Policies (Cont'd.)

         Sale of the Properties (Cont'd.)

         It is currently scheduled to close on September 14, 1999, and both buyer and seller have agreed to use their best efforts to close the transaction sooner.

         Rubin Pachulsky Dew will hire Birtcher or an affiliate as property manager for the properties for a fee that is approximately the same as the current fee paid to the General Partner for property management. In addition, Rubin Pachulsky Dew will hire Birtcher or an affiliate to provide certain asset management services for the properties, and pay an incentive fee approximately equal to 10% of the profits, if any, after Rubin Pachulsky Dew has received a 15% return on its investment. The incentive fee, if earned, is not payable until the last property is sold or four years from date of purchase, whichever comes first. The property management agreement is cancelable at any time upon 60 days notice, but the incentive fee will survive termination of the contract.

         Iomega

         On July 28, 1999, the Partnership entered into a letter of intent to sell Iomega Business Center to ANA Development, L.C. ("ANA"), for a purchase price of $8,085,000. ANA is a local real estate developer that is not affiliated in any way with the Partnership or the General Partner, or any of the General Partner's principals or affiliates. ANA has 45 days, until September 11, 1999, to complete its due diligence review, with closing scheduled for 30 days later.

         Ladera-II

         On August 9, 1999, the Partnership signed a Purchase and Sale Agreement and Joint Escrow Instructions to sell Ladera-II shopping center to CA New Mexico, LLC, a wholly-owned subsidiary of CenterAmerica Trust ("CenterAmerica"), a Houston-based real estate investment trust that is not affiliated in any way with the Partnership, its General Partner or the General Partner's affiliates. The purchase price is $1,176,000. CenterAmerica deposited $21,000 into escrow on August 10, 1999, which sum is fully refundable pending completion of its due diligence. The due diligence contingency period is scheduled to end on September 7, 1999, with closing to occur on September 22, 1999.

         CenterAmerica is represented by a third party broker in the transaction. The broker will be paid an amount not to exceed $47,040 from the sale proceeds. CenterAmerica will not hire the General Partner or any affiliate to perform asset management or property management services for this property after close of the sale.

         Cooper Village

         On May 28, 1999, the Partnership signed a Purchase and Sale Agreement and Joint Escrow Instructions to sell its 58% in Cooper Village Shopping Center (co-owned with an affiliated partnership) to Old Vine Corporation ("Old

           DAMSON/BIRTCHER REALTY INCOME FUND-II, LIMITED PARTNERSHIP


NOTES TO FINANCIAL STATEMENTS - UNAUDITED (Cont'd.)

(1)      Accounting Policies (Cont'd.)

         Sale of the Properties (Cont'd.)

         Cooper Village (Cont'd.)

         Vine") for a sale price of $3,845,400. Old Vine is a local shopping center operator that is not affiliated in any way with the Partnership or the General Partner, or any of the General Partner's principals or affiliates. On July 15, 1999, the purchase price was reduced to $3,581,500, primarily because an existing tenant that occupied 8,447 square feet unexpectedly broke its lease and vacated its space.

         Old Vine has completed its due diligence review. During this review an environmental issue with regard to the dry cleaning space at the center was discovered. Laboratory analysis indicated that one of the soil samples contained concentrations of tetrachloroethane above the laboratory reporting limit. The Partnership has ordered additional borings and soil sample assessments, to determine the necessity and cost of remediation. The Partnership expects to receive the results of the additional tests within three weeks, together with a recommendation regarding applicable regulatory requirements and an estimate of the cost of any remediation that might be necessary. Old Vine has indicated its continued interest in purchasing the property pending the results of the additional laboratory tests, and has not asked escrow to refund its deposit. If Old Vine purchases the property, it intends to hire Birtcher or one of is affiliates to perform certain onsite property management services (not accounting or asset management), pursuant to a contract that will be cancelable at any time upon 30 days notice.

         Adjustment to Carrying Value of Real Estate

         During the three months ended June 30, 1999, the General Partner determined that the carrying values of Ladera-II Shopping Center and Iomega were in excess of their respective estimated net realizable values, less estimated selling costs. As a result, their carrying values were adjusted by $525,000 and $294,000, to $1,118,000, and $7,600,000, respectively. In addition, the carrying value of Creekridge was increased by $819,000 to its estimated net realizable value less estimated selling costs of $7,721,000 which had the effect of offsetting the aforementioned decreases.

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

           DAMSON/BIRTCHER REALTY INCOME FUND-II, LIMITED PARTNERSHIP


NOTES TO FINANCIAL STATEMENTS - UNAUDITED (Cont'd.)

(2)      Transactions with Affiliates

         The Partnership has no employees and, accordingly, the General Partner and its affiliates perform services on behalf of the Partnership in connection with administering the affairs of the Partnership. The General Partner and affiliates are reimbursed for their general and administrative costs actually incurred and associated with services performed on behalf of the Partnership. For the three months ended June 30, 1999 and 1998 the Partnership incurred approximately $42,000 and $43,000, respectively, of such expenses. For the six months there ended, these expenses amounted to $68,000 and $69,000, respectively.

         An affiliate of the General Partner provides property management services with respect to the Partnership's properties and receives a fee for such services not to exceed 6% of the gross receipts from the properties under management provided that leasing services are performed, otherwise not to exceed 3%. Such fees amounted to approximately $43,000 and $42,000, respectively, for the three months ended June 30, 1999 and 1998 and $79,000 and $89,000 for the six months there ended. In addition, an affiliate of the General Partner received $29,000 and $34,000 for the three months ended June 30, 1999 and 1998, respectively, as reimbursement of costs of on-site property management personnel and other reimbursable expenses. These payments amounted to $61,000 and $58,000 for the six months there ended.

         Leasing fees for the three months ended June 30, 1999 and 1998, included charges of $7,000 and $23,000, respectively, from the General Partner and its affiliates for leasing services rendered in connection with leasing space in a Partnership property after expiration or termination of leases. For the six months there ended, such fees were $58,000 and $26,000, respectively.

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

         The amended Partnership Agreement provides for the Partnership's payment to the General Partner of an annual asset management fee equal to .45% for 1999 and .55% for 1998 of the aggregate appraised value of the Partnership's properties as determined by independent appraisal in January of 1998 and by the General Partner's estimate of fair value for 1999. Such fees for the three months ended June 30, 1999 and 1998, amounted to $29,000 and $40,000, and for the six months there ended, they amounted to $59,000 and $80,000, respectively.

         In addition to the aforementioned, the General Partner was also paid $19,000 and $21,000, related to the Partnership's portion (58%) of asset management fees, property management fees, leasing fees, reimbursement of on-site property management personnel and other reimbursable expenses for Cooper Village Partners for the three months ended June 30, 1999 and 1998, respectively. For the six months there ended, these payments amounted to $39,000 and $40,000, respectively.

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


NOTES TO FINANCIAL STATEMENTS - UNAUDITED (Cont'd.)

3)       Commitments and Contingencies (Cont'd.)

         Litigation (Cont'd.)

         Madison Partnership and ISA Partnership Litigation

         On April 2, 1999, Madison Partnership Liquidity Investors XVI, LLC and ISA Partnership Liquidity Investors filed a purported class and derivative action in the California Superior Court in Orange County, California against Damson Birtcher Partners, Birtcher/Liquidity Properties, Birtcher Partners, Birtcher Investors, Birtcher Investments, Birtcher Limited, Breicorp LP Special Fund II, L.P., Liquidity Fund Asset Management, Inc., Robert M. Anderson, Brent R. Donaldson, Arthur B. Birtcher, Ronald E. Birtcher, and Richard G. Wollack, Defendants, and Damson/Birtcher Realty Income Fund-I, Damson/Birtcher Realty Income Fund-II, and Real Estate Income Partners III, Nominal Defendants. The complaint asserts claims for breach of fiduciary duty and breach of contract. The gravamen of the complaint is that the General Partners of these limited partnerships have not undertaken all reasonable efforts to expedite liquidation of the Partnerships' properties and to maximize the returns to the Partnerships' limited partners. The complaint seeks unspecified monetary damages, attorneys' fees and litigation expenses, and an order for dissolution of the Partnerships and appointment of an independent liquidating trustee. The Partnership has moved to dismiss the case on the grounds that the pending Bigelow class action, discussed above, raises essentially the same claims. If the case is not dismissed, the Partnership intends to present a vigorous defense.

(4)      Accrued Expenses for Liquidation

         Accrued expenses for liquidation as of June 30, 1999, includes estimates of costs to be incurred in carrying out the dissolution and liquidation of the Partnership. These costs include estimates of legal fees, accounting fees, tax preparation and filing fees and other professional services. The actual costs could vary significantly from the related provisions due to the uncertainty related to the length of time required to complete the liquidation and dissolution and the complexities which may arise in disposing of the Partnership's remaining assets.

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

         On April 30, 1999, the Partnership and Praedium Performance Fund IV ("Praedium") executed a Purchase and Sale Agreement to sell all of the Partnership's properties except its interest in Cooper Village shopping center to Praedium for $29,000,000. Praedium deposited $222,400 into escrow, pending completion of its due diligence inspection and review. Praedium's contingency period expired on June 14, 1999. During and after the contingency period, Praedium, in a series of negotiations with the Partnership, sought reductions in the purchase price of each of the properties and declined to include Iomega and Ladera-II in its offers. During this time, the General Partner negotiated with Praedium, and also sought other purchasers for the properties, both individually and as a group. Finally, in late July 1999, the Partnership declined Praedium's offer to purchase only Creekridge Center, Kennedy Corporate Center-I and Lakeland Industrial Park for a materially reduced purchase price and terminated its dealings with Praedium.

         Immediately thereafter, on July 29, 1999, the Partnership entered into a Purchase and Sale Agreement and Joint Escrow Instructions to sell Creekridge Center, Kennedy Corporate Center-I and Lakeland Industrial Park to Rubin Pachulsky Dew Properties, LLC ("Rubin Pachulsky Dew") for an aggregate purchase price of $16,100,000. Rubin Pachulsky Dew deposited $391,727 into escrow, which deposit is nonrefundable except in the event of the Partnership's breach of the sale agreement. Rubin Pachulsky Dew is a third-party real estate investment entity that is not affiliated in any way with the Partnership, its General Partner or any of its principals or affiliates.

         Except for a few technical exceptions, such as the Partnership's breach of the sale agreement or title issues that cannot be corrected or insured against by the Partnership to Rubin Pachulsky Dew's satisfaction, the purchase is not subject to any conditions.

           DAMSON/BIRTCHER REALTY INCOME FUND-II, LIMITED PARTNERSHIP


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Cont'd.)

         Liquidity and Capital Resources (Cont'd.)

         It is currently scheduled to close on September 14, 1999, and both buyer and seller have agreed to use their best efforts to close the transaction sooner.

         Rubin Pachulsky Dew will hire Birtcher or an affiliate as property manager for the properties for a fee that is approximately the same as the current fee paid to the General Partner for property management. In addition, Rubin Pachulsky Dew will hire Birtcher or an affiliate to provide certain asset management services for the properties, and pay an incentive fee approximately equal to 10% of the profits, if any, after Rubin Pachulsky Dew has received a 15% return on its investment. The incentive fee, if earned, is not payable until the last property is sold or four years from date of purchase, whichever comes first. The property management agreement is cancelable at any time upon 60 days notice, but the incentive fee will survive termination of the contract.

         Iomega

         On July 28, 1999, the Partnership entered into a letter of intent to sell Iomega Business Center to ANA Development, L.C. ("ANA"), for a purchase price of $8,085,000. ANA is a local real estate developer that is not affiliated in any way with the Partnership or the General Partner, or any of the General Partner's principals or affiliates. ANA has 45 days, until September 11, 1999, to complete its due diligence review, with closing scheduled for 30 days later.

         Ladera-II

         On August 9, 1999, the Partnership signed a Purchase and Sale Agreement and Joint Escrow Instructions to sell Ladera-II shopping center to CA New Mexico, LLC, a wholly-owned subsidiary of CenterAmerica Trust ("CenterAmerica"), a Houston-based real estate investment trust that is not affiliated in any way with the Partnership, its General Partner or the General Partner's affiliates. The purchase price is $1,176,000. CenterAmerica deposited $21,000 into escrow on August 10, 1999, which sum is fully refundable pending completion of its due diligence. The due diligence contingency period is scheduled to end on September 7, 1999, with closing to occur on September 22, 1999.

         CenterAmerica is represented by a third party broker in the transaction. The broker will be paid an amount not to exceed $47,040 from the sale proceeds. CenterAmerica will not hire the General Partner or any affiliate to perform asset management or property management services for this property after close of the sale.

         Cooper Village

         On May 28, 1999, the Partnership signed a Purchase and Sale Agreement and Joint Escrow Instructions to sell its 58% in Cooper Village Shopping Center (co-owned with an affiliated partnership) to Old Vine Corporation ("Old Vine") for a sale price of $3,845,400. Old Vine is a local shopping center

           DAMSON/BIRTCHER REALTY INCOME FUND-II, LIMITED PARTNERSHIP


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Cont'd.)

         Liquidity and Capital Resources (Cont'd.)

         Cooper Village (Cont'd.)

         operator that is not affiliated in any way with the Partnership or the General Partner, or any of the General Partner's principals or affiliates. On July 15, 1999, the purchase price was reduced to $3,581,500, primarily because an existing tenant that occupied 8,447 square feet unexpectedly broke its lease and vacated its space.

         Old Vine has completed its due diligence review. During this review an environmental issue with regard to the dry cleaning space at the center was discovered. Laboratory analysis indicated that one of the soil samples contained concentrations of tetrachloroethane above the laboratory reporting limit. The Partnership has ordered additional borings and soil sample assessments, to determine the necessity and cost of remediation. The Partnership expects to receive the results of the additional tests within three weeks, together with a recommendation regarding applicable regulatory requirements and an estimate of the cost of any remediation that might be necessary. Old Vine has indicated its continued interest in purchasing the property pending the results of the additional laboratory tests, and has not asked escrow to refund its deposit. If Old Vine purchases the property, it intends to hire Birtcher or one of is affiliates to perform certain onsite property management services (not accounting or asset management), pursuant to a contract that will be cancelable at any time upon 30 days notice.

         Although there can be no assurance that the proposed sales of the properties will be completed, if the sales are completed at the stated prices, the limited partners will receive total aggregate sale proceeds of approximately $547 per $1,000 (including Iomega at $8,085,000) originally invested in the Partnership.

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

         Regular distributions through June 30, 1999 represent cash flow generated from operations of the Partnership's properties and interest earned on the temporary investment of working capital net of capital improvement reserve requirements. Future cash distributions will be made principally to the extent of cash flow attributable to operations and sales of the Partnership's properties and interest earned on the investment of capital reserve, after providing for capital reserve and payment for capital improvements to the Partnership's properties.

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

         As of June 30, 1999, the investor services system used to track the limited partners' interests, distributions and tax information has been tested and appears to be free of year 2000 bugs. The Partnership's properties are under review utilizing the Building Owners and Managers Association ("BOMA") industry standards as a guideline for necessary corrections and the Partnership's accounting systems are undergoing a software upgrade to correct any year 2000 issues to be completed in August 1999. The cost of the upgrades are being borne by the General Partner and will not be reimbursed by the Partnership. In addition, the General Partner has made inquiries of its banks, all of which indicate that any problems have been addressed adequately by those institutions.

         Even if attempts to correct any deficiencies in the Partnership's software are unsuccessful, the General Partner anticipates that in the short run it could convert its systems to standard spreadsheet or data base programs at nominal cost.

         Results of Operations for the Three Months Ended June 30, 1999

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

         For the three months ended June 30, 1999, the Partnership generated $749,000 of net operating income from operation of its properties (exclusive of Cooper Village Partners). The decrease in net operating income for the three months ended June 30, 1999, as compared to the same period in 1998, was primarily due to the decrease in revenue at Creekridge of $138,000 that resulted from Delta Dental's lease expiration on February 28, 1999.

         Interest income resulted from the temporary investment of Partnership working capital. For the three months ended June 30, 1999, interest income was approximately $16,000.

         General and administrative expenses for the three months ended June 30, 1999 include charges of $79,000 from the General Partner and its affiliates for services rendered in connection with administering the affairs of the Partnership and operating the Partnership's properties. Also included in general and administrative expenses for the three months ended June 30,

           DAMSON/BIRTCHER REALTY INCOME FUND-II, LIMITED PARTNERSHIP



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Cont'd.)

         Results of Operations for the Three Months Ended June 30, 1999
         (Cont'd.)

         1999 are direct charges of $74,000 relating to audit fees, tax preparation fees, legal and professional fees, costs incurred in providing information to the Limited Partners and other miscellaneous costs.

         The decrease in general and administrative expenses for the three months ended June 30, 1999, as compared to the corresponding period in 1998, was primarily attributable to decreases in the General Partner's liability insurance, asset management fees, consulting and appraisal fees during 1999. The aforementioned decreases were partially offset by an increase in legal fees incurred.

         During the three months ended June 30, 1999, the General Partner determined that the carrying values of Ladera-II Shopping Center and Iomega were in excess of their respective estimated net realizable values, less estimated selling costs. As a result, their carrying values were adjusted by $525,000 and $294,000, to $1,118,000, and $7,600,000, respectively. In addition, the carrying value of Creekridge was increased by $819,000 to its estimated net realizable value less estimated selling costs of $7,721,000 which had the effect of offsetting the aforementioned decreases.

         Accrued expenses for liquidation as of June 30, 1999, includes estimates of costs to be incurred in carrying out the dissolution and liquidation of the Partnership. These costs include estimates of legal fees, accounting fees, tax preparation and filing fees and other professional services. The actual costs could vary significantly from the related provisions due to the uncertainty related to the length of time required to complete the liquidation and dissolution and the complexities which may arise in disposing of the Partnership's remaining assets.

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


ITEM 1.  LEGAL PROCEEDINGS (Cont'd.)

         Madison Partnership and ISA Partnership Litigation

         On April 2, 1999, Madison Partnership Liquidity Investors XVI, LLC and ISA Partnership Liquidity Investors filed a purported class and derivative action in the California Superior Court in Orange County, California against Damson Birtcher Partners, Birtcher/Liquidity Properties, Birtcher Partners, Birtcher Investors, Birtcher Investments, Birtcher Limited, Breicorp LP Special Fund II, L.P., Liquidity Fund Asset Management, Inc., Robert M. Anderson, Brent R. Donaldson, Arthur B. Birtcher, Ronald E. Birtcher, and Richard G. Wollack, Defendants, and Damson/Birtcher Realty Income Fund-I, Damson/Birtcher Realty Income Fund-II, and Real Estate Income Partners III, Nominal Defendants. The complaint asserts claims for breach of fiduciary duty and breach of contract. The gravamen of the complaint is that the General Partners of these limited partnerships have not undertaken all reasonable efforts to expedite liquidation of the Partnerships' properties and to maximize the returns to the Partnerships' limited partners. The complaint seeks unspecified monetary damages, attorneys' fees and litigation expenses, and an order for dissolution of the Partnerships and appointment of an independent liquidating trustee. The Partnership has moved to dismiss the case on the grounds that the pending Bigelow class action, discussed above, raises essentially the same claims. If the case is not dismissed, the Partnership intends to present a vigorous defense.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         a)   Exhibits:

              27 - Financial Data Schedule

         b)   Reports on Form 8-K:

              None filed in quarter ended June 30, 1999.

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

                                                               By:   BIRTCHER LIMITED,
                                                                     a California limited partnership,
                                                                     General Partner of Birtcher Investments

                                                                     By:    BREICORP,
                                                                            a California corporation,
                                                                            formerly known as Birtcher
                                                                            Real Estate Inc., General
                                                                            Partner of Birtcher Limited

Date:    August 15, 1999                                                    By:   /s/Robert M. Anderson
                                                                                  ------------------------
                                                                                  Robert M. Anderson
                                                                                  Executive Director
                                                                                  BREICORP

                                                  By:   LF Special Fund I, L.P.,
                                                        a California limited partnership

                                                        By:    Liquidity Fund Asset Management, Inc.,
                                                               a California corporation, General
                                                               Partner of LF Special Fund I, L.P.

Date:    August 15, 1999                                       By:   /s/ Brent R. Donaldson
                                                                     -----------------------------
                                                                     Brent R. Donaldson
                                                                     President
                                                                     Liquidity Fund Asset Management, Inc.

                                 EXHIBIT INDEX


EXHIBIT
 NUMBER               DESCRIPTION
-------              --------------

 27                Financial Data Schedule