Form 10-Q/A
period 1999-06-30
DAMSON BIRTCHER REALTY INCOME FUND II LTD PARTNERSHIP
filed 1999-08-24
CIK 773915

                                  FORM 10-Q/A
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
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

         The status of the disposition of each of the properties not part of the Rubin Pachulsky Dew transaction is summarized below:

               Iomega

               On July 28, 1999, the Partnership entered into a letter of intent to sell Iomega Business Center to ANA Development, L.C. ("ANA"), for a purchase price of $8,085,000. ANA is a local real estate developer that is not affiliated in any way with the Partnership or the General Partner, or any of the General Partner's principals or affiliates. ANA has 45 days, until September 11, 1999, to complete its due diligence review, with closing scheduled for 30 days later. It is not anticipated that ANA will hire the General Partner or any affiliate to perform asset management or property management services for this property after close of the sale.

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

         Although there can be no assurance that the proposed sales of the properties will be completed, if the sales are completed at the stated prices, the limited partners will receive total aggregate sale proceeds of approximately $530 per $1,000 (including Iomega at $8,085,000) originally invested in the Partnership.

         Except for the item discussed below, the General Partner's estimate of sales proceeds does not take into account the expenditure of Partnership cash reserves, operating expenses or net income or loss of the Partnership for any period prior to the time the remaining properties are sold, which could affect the amount of sales proceeds available for distribution. Therefore, the actual proceeds to be received by the limited partners may vary materially, up or down, from the estimate.

         As previously reported, the Partnership has entered into a lease for the 42,203 square foot space at Creekridge Center that was vacated by Delta Dental. Pursuant to this lease, the Partnership granted the tenant an allowance of up to approximately $805,000 for tenant improvements, pending agreement regarding the design for building out the space. The General Partner included this amount in its calculation of aggregate sale proceeds.

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

         a)   Exhibits:

              27 - Financial Data Schedule - previously filed.

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

                                                               By:   BIRTCHER LIMITED,
                                                                     a California limited partnership,
                                                                     General Partner of Birtcher Investments

                                                                     By:    BREICORP,
                                                                            a California corporation,
                                                                            formerly known as Birtcher
                                                                            Real Estate Inc., General
                                                                            Partner of Birtcher Limited

Date:    August 24, 1999                                                    By:   /s/Robert M. Anderson
                                                                                  ------------------------
                                                                                  Robert M. Anderson
                                                                                  Executive Director
                                                                                  BREICORP

                                                  By:   LF Special Fund I, L.P.,
                                                        a California limited partnership

                                                        By:    Liquidity Fund Asset Management, Inc.,
                                                               a California corporation, General
                                                               Partner of LF Special Fund I, L.P.

Date:    August 24, 1999                                       By:   /s/ Brent R. Donaldson
                                                                     -----------------------------
                                                                     Brent R. Donaldson
                                                                     President
                                                                     Liquidity Fund Asset Management, Inc.