Form 10-Q
period 1999-09-30
DAMSON BIRTCHER REALTY INCOME FUND II LTD PARTNERSHIP
filed 1999-11-15
CIK 773915

                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended                    September 30, 1999
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

           DAMSON/BIRTCHER REALTY INCOME FUND-II, LIMITED PARTNERSHIP
                         QUARTERLY REPORT ON FORM 10-Q
                  FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1999

                                      INDEX

                                                                                     Page
                                                                                     ----
PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements

           Statements of Net Assets in Liquidation - September 30, 1999
           (Unaudited) and December 31, 1998 (Audited)...........................      3

           Statements of Changes of Net Assets in Liquidation -
           Three and Nine months ended September 30, 1999 and 1998(Unaudited)....      4

           Notes to Financial Statements (Unaudited).............................      5

Item 2.    Management's Discussion and Analysis of
           Financial Condition and Results of Operations.........................     12

Item 3.    Quantitative and Qualitative Market Risk Disclosures..................     17

PART II.   OTHER INFORMATION.....................................................     17

                          PART I. FINANCIAL INFORMATION


ITEM 1.           FINANCIAL STATEMENTS


           DAMSON/BIRTCHER REALTY INCOME FUND-II, LIMITED PARTNERSHIP
                     STATEMENTS OF NET ASSETS IN LIQUIDATION

                                            September 30,    December 31,
                                                1999            1998
                                            -------------    ------------
ASSETS (Liquidation Basis):                  (unaudited)

Properties                                   $ 7,600,000     $23,587,000

Investment in Cooper Village Partners          3,728,000       3,375,000
Cash and cash equivalents                     16,310,000       1,564,000
Cash held in escrow                              576,000              --
Accounts receivable, net                         102,000          20,000
Other assets                                      27,000          20,000
                                             -----------     -----------

    Total Assets                              28,343,000      28,566,000
                                             -----------     -----------

LIABILITIES (Liquidation Basis):

Accounts payable and accrued liabilities         187,000         685,000
Accrued expenses for liquidation                 129,000         129,000
                                             -----------     -----------

    Total Liabilities                            316,000         814,000
                                             -----------     -----------

Net Assets in Liquidation                    $28,027,000     $27,752,000
                                             ===========     ===========



The accompanying notes are an integral part of these financial statements.

           DAMSON/BIRTCHER REALTY INCOME FUND-II, LIMITED PARTNERSHIP
               STATEMENTS OF CHANGES OF NET ASSETS IN LIQUIDATION
                                   (UNAUDITED)

                                                 Three Months Ended                  Nine months ended
                                                    September 30,                      September 30,
                                           ------------------------------      ------------------------------
                                               1999              1998              1999              1998
                                           ------------      ------------      ------------      ------------
Net assets in liquidation
 at beginning of period                    $ 28,129,000      $ 27,494,000      $ 27,752,000      $ 27,394,000
Increase (decrease) during period:
     Operating activities:
       Property operating income, net           753,000           849,000         2,225,000         2,563,000
       Equity in earnings of Cooper
         Village Partners excluding
         $263,000 gain from sale of
         Partnership's interest in
         Cooper Village Shopping Center          65,000            70,000           263,000           252,000
       Interest income                           33,000            18,000            65,000            58,000
       Leasing commissions                      (95,000)          (12,000)         (197,000)          (45,000)
       General and administrative
        expenses                               (176,000)         (170,000)         (496,000)         (540,000)
                                           ------------      ------------      ------------      ------------

                                                580,000           755,000         1,860,000         2,288,000
                                           ------------      ------------      ------------      ------------
  Liquidating activities:
       Loss from sale of real estate           (339,000)               --          (339,000)               --
       Gain from sale of Partnership's
         interest in Cooper Village
         Shopping Center                        263,000                --           263,000                --
       Distributions to partners               (606,000)         (659,000)       (1,509,000)       (2,092,000)
                                           ------------      ------------      ------------      ------------

                                               (682,000)         (659,000)       (1,585,000)       (2,092,000)
                                           ------------      ------------      ------------      ------------
Net (decrease) increase in assets
in liquidation                                 (102,000)           96,000           275,000           196,000
                                           ------------      ------------      ------------      ------------

Net assets in liquidation at
end of period                              $ 28,027,000      $ 27,590,000      $ 28,027,000      $ 27,590,000
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

           DAMSON/BIRTCHER REALTY INCOME FUND-II, LIMITED PARTNERSHIP


NOTES TO FINANCIAL STATEMENTS - UNAUDITED (Cont'd.)

(1)      Accounting Policies (Cont'd.)

         Segment Reporting (Cont'd.)

         Rental income from Iomega Corporation totaled $327,000 and $318,000 for the three months ended September 30, 1999 and 1998, respectively, or approximately 39% and 24%, respectively, of the Partnership's total rental income and $977,000 and $943,000 or 30% and 24%, respectively, for the nine months there ended. Rental income from Delta Dental Corporation totaled $0 and $221,000 for the three months ended September 30, 1999 and 1998, respectively, or approximately 0% and 17%, respectively, of the Partnership's total rental income and $147,000 and $662,000 or 5% and 17%, respectively, for the nine months there ended.

         Adjustment to the Carrying Value of Real Estate

         During the three months ended June 30, 1999, the General Partner determined that the carrying values of Ladera-II Shopping Center and Iomega were in excess of their respective estimated net realizable values, less estimated selling costs. As a result, their carrying values were adjusted by $525,000 and $294,000, to $1,118,000, and $7,600,000, respectively. In addition, the carrying value of Creekridge was increased by $819,000 to its estimated net realizable value, less estimated selling costs, of $7,721,000 which had the effect of offsetting the aforementioned decreases.

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

(2)      Transactions with Affiliates

         The Partnership has no employees and, accordingly, the General Partner and its affiliates perform services on behalf of the Partnership in connection with administering the affairs of the Partnership. The General Partner and affiliates are reimbursed for their general and administrative costs actually incurred and associated with services performed on behalf of the Partnership. For the three months ended September 30, 1999 and 1998 the Partnership incurred approximately $21,000 and $21,000, respectively, of such expenses. For the nine months there ended, these expenses amounted to $90,000 and $89,000, respectively.

         An affiliate of the General Partner provides property management services with

           DAMSON/BIRTCHER REALTY INCOME FUND-II, LIMITED PARTNERSHIP


NOTES TO FINANCIAL STATEMENTS - UNAUDITED (Cont'd.)

(2)      Transactions with Affiliates (Cont'd.)

         respect to the Partnership's properties and receives a fee for such services not to exceed 6% of the gross receipts from the properties under management provided that leasing services are performed, otherwise not to exceed 3%. Such fees amounted to approximately $43,000 and $47,000, respectively, for the three months ended September 30, 1999 and 1998 and $122,000 and $136,000 for the nine months there ended. In addition, an affiliate of the General Partner received $26,000 and $26,000 for the three months ended September 30, 1999 and 1998, respectively, as reimbursement of costs of on-site property management personnel and other reimbursable expenses. These payments amounted to $88,000 and $84,000 for the nine months there ended.

         Leasing fees for the three months ended September 30, 1999 and 1998, included charges of $7,000 and $4,000, respectively, from the General Partner and its affiliates for leasing services rendered in connection with leasing space in a Partnership property after expiration or termination of leases. For the nine months there ended, such fees were $65,000 and $31,000, respectively.

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

         The amended Partnership Agreement provides for the Partnership's payment to the General Partner of an annual asset management fee equal to .45% for 1999 and .55% for 1998 of the aggregate appraised value of the Partnership's properties as determined by independent appraisal in January of 1998 and by the General Partner's estimate of fair value for 1999. Such fees for the three months ended September 30, 1999 and 1998, amounted to $28,000 and $40,000, and for the nine months there ended, they amounted to $87,000 and $120,000, respectively.

         In addition to the aforementioned, the General Partner was also paid $20,000 and $17,000, related to the Partnership's portion (58%) of asset management fees, property management fees, leasing fees, reimbursement of on-site property management personnel and other reimbursable expenses for Cooper Village Partners for the three months ended September 30, 1999 and 1998, respectively. For the nine months there ended, these payments amounted to $59,000 and $57,000, respectively.

(3)      Commitments and Contingencies

         Litigation

         So far as is known to the General Partner, neither the Partnership nor its properties are subject to any material pending legal proceedings, except for the following:

           DAMSON/BIRTCHER REALTY INCOME FUND-II, LIMITED PARTNERSHIP


NOTES TO FINANCIAL STATEMENTS - UNAUDITED (Cont'd.)

3)       Commitments and Contingencies (Cont'd.)

         Litigation (Cont'd.)
         ----------

         Bigelow Diversified Secondary Partnership Fund 1990 litigation
         --------------------------------------------------------------

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

         Madison Partnership and ISA Partnership Litigation
         --------------------------------------------------

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

         Litigation (Cont'd.)
         ----------

         Madison Partnership and ISA Partnership Litigation (Cont'd.)
         ------------------------------------------------------------

         L.P., Liquidity Fund Asset Management, Inc., Robert M. Anderson, Brent
         R. Donaldson, Arthur B. Birtcher, Ronald E. Birtcher, and Richard G. Wollack, Defendants, and Damson/Birtcher Realty Income Fund-I, Damson/Birtcher Realty Income Fund-II, and Real Estate Income Partners III, Nominal Defendants. The complaint asserts claims for breach of fiduciary duty and breach of contract. The gravamen of the complaint is that the General Partners of these limited partnerships have not undertaken all reasonable efforts to expedite liquidation of the Partnerships' properties and to maximize the returns to the Partnerships' limited partners. The complaint seeks unspecified monetary damages, attorneys' fees and litigation expenses, and an order for dissolution of the Partnerships and appointment of an independent liquidating trustee. The Partnership has moved to dismiss the case on the grounds that the pending Bigelow class action, discussed above, raises essentially the same claims. If the case is not stayed or dismissed, the Partnership intends to present a vigorous defense.

(4)      Accrued Expenses for Liquidation

         Accrued expenses for liquidation as of September 30, 1999, includes estimates of costs to be incurred in carrying out the dissolution and liquidation of the Partnership. These costs include estimates of legal fees (exclusive of litigation costs), accounting fees, tax preparation and filing fees and other professional services. The actual costs could vary significantly from the related provisions due to the uncertainty related to the length of time required to complete the liquidation and dissolution and the complexities which may arise in disposing of the Partnership's remaining assets.

(5)      Loss on Sale of Real Estate

         Loss from sale of real estate represents the net gains and losses from the sales of Kennedy Corporate Center, Ladera-II shopping center, Lakeland Industrial Center and Creekridge Office Park. Gains were generated from the sales of Kennedy Corporate Center ($379,000) and Ladera-II shopping center ($4,000). Losses were generated by the sales of Lakeland Industrial Park ($34,000) and Creekridge Office Park ($688,000). The Partnership also recognized a gain from the sale of the Partnership's interest in Cooper Village Shopping Center ($263,000).

         During the three month period ended September 30, 1999, the Partnership sold five of its six properties (including its 58% interest in Cooper Village Shopping Center) in three separate transactions, as set forth below:

         Cooper Village
         --------------

         On September 21, 1999, the Partnership sold its 58% interest in Cooper Village Shopping Center (co-owned with an affiliated partnership), in Mesa, Arizona to Old Vine Corporation ("Old Vine"), a local shopping center operator that is not affiliated in any way with the Partnership, its General Partner or any of its principals or affiliates. The sale price for the Partnership's 58% interest was $3,581,500.

           DAMSON/BIRTCHER REALTY INCOME FUND-II, LIMITED PARTNERSHIP


NOTES TO FINANCIAL STATEMENTS - UNAUDITED (Cont'd.)

(5)      Loss on the Sale of Real Estate (Cont'd.)

         Cooper Village (Cont'd.)
         --------------

         The buyer was represented by a third-party broker in the transaction. The Partnership's allocation of the broker commission paid was $46,000 from the sale proceeds. The General Partner was not paid any property disposition fee in connection with the sale. Old Vine has hired an affiliate of Birtcher to perform certain onsite property management services (not accounting or asset management), pursuant to a contract that is cancelable at any time upon 30 days notice.

         The proceeds from the sale of Cooper Village Shopping Center will be distributed to the Partnership and its affiliated partnership during the fourth quarter of 1999.

         Ladera-II
         ---------

         On September 22, 1999, the Partnership sold Ladera-II Shopping Center, in Albuquerque, New Mexico to CA New Mexico, LLC, a wholly-owned subsidiary of CenterAmerica Trust ("CenterAmerica"), a Houston-based real estate investment trust that is not affiliated in any way with the Partnership, its General Partner or any of its principals or affiliates. The sale price was $1,176,000.

         CenterAmerica and the Partnership were each represented by third-party brokers in the transaction. The brokers were paid an aggregate $49,657 from the sale proceeds. The General Partner was not paid a disposition fee in connection with the transaction. CenterAmerica did not hire the General Partner or any affiliate to perform asset management or property management services for this property.

         The Rubin Pachulsky Dew Transaction
         -----------------------------------

         On September 23, 1999, the Partnership sold Creekridge Business Center, in Bloomington, Minnesota, Kennedy Corporate Center, in Palatine, Illinois and Lakeland Business Center, in Milwaukee, Wisconsin to Rubin Pachulsky Dew Properties, LLC ("Rubin Pachulsky Dew") for $8,300,000, $2,600,000, and $5,200,000, respectively, or an aggregate purchase price of $16,100,000. Rubin Pachulsky Dew is a third-party real estate investment entity that is not affiliated in any way with the Partnership, its General Partner or any of its principals or affiliates.

         The purchase price for the Creekridge Business Center was effectively reduced by approximately $905,000 in a tenant improvement allowance. As previously reported, the Partnership had entered into a lease for the 42,203 square foot space at Creekridge Center that was vacated by Delta Dental. Pursuant to that lease, the Partnership granted the tenant an allowance of up to approximately $905,000 for tenant improvements, pending agreement regarding the design for building out the space.

         Rubin Pachulsky Dew was represented by a third-party broker in the transaction. The broker was paid $161,000 from the sale proceeds. Since the sale price of Creekridge Business Center exceeded the January 1, 1993 appraised value ($6,400,000), pursuant to the 1993 Amendment of the Partnership Agreement, the General Partner earned and was paid a property disposition fee of $207,500 in connection with the sale.

         Rubin Pachulsky Dew has hired an affiliate of Birtcher as property manager for the properties for a fee that is approximately the same as the fee the Partnership previously paid to the General Partner for property management. In

           DAMSON/BIRTCHER REALTY INCOME FUND-II, LIMITED PARTNERSHIP


NOTES TO FINANCIAL STATEMENTS - UNAUDITED (Cont'd.)

(5)      Loss on the Sale of Real Estate (Cont'd.)

         The Rubin Pachulsky Dew Transaction (Cont'd.)
         -----------------------------------

         addition, Rubin Pachulsky Dew has hired an affiliate of Birtcher to provide certain asset management services for the properties, and will pay an incentive fee approximately equal to 10% of the profits, if any, after Rubin Pachulsky Dew has received a 15% return on its investment. The incentive fee, if earned, is not payable until the last property is sold or four years from date of purchase, whichever comes first. The property management agreement is cancelable at any time upon 60 days notice, but the incentive fee will survive termination of the contract.

         A portion of the proceeds from the sale of the properties to Rubin Pachulsky Dew continues to be held in escrow. A sum equal to two and one-half percent of the purchase price has been held back as a potential source of payment for any claims that may arise related to a Partnership breach of certain representations and warranties related to the sale and for any litigation costs that may arise for a one-year period. The remaining cash held in escrow relates to holdbacks for tax prorations. The cash held in escrow is included in the calculation of loss from sale of real estate.

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

         In November 1998, the Partnership entered into a definitive Purchase and Sale Agreement with Abbey Investments, Inc. to sell all the Partnership's properties for a purchase price ranging between $32,250,000 and $33,000,000, depending on final occupancy rates at the time of closing. However, in January 1999, the agreement was terminated because Abbey had requested a material reduction in the purchase price (approximately 11%), which the Partnership did not agree to.

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

         Sale of the Properties

         During the three month period ended September 30, 1999, the Partnership sold five of its six properties (including its 58% interest in Cooper Village Shopping Center) in three separate transactions, as set forth below:

         Cooper Village
         --------------

         On September 21, 1999, the Partnership sold its 58% interest in Cooper Village

           DAMSON/BIRTCHER REALTY INCOME FUND-II, LIMITED PARTNERSHIP


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Cont'd.)

         Liquidity and Capital Resources (Cont'd.)
         -------------------------------

         Sale of the Properties (Cont'd.)

         Cooper Village (Cont'd.)
         --------------

         Shopping Center (co-owned with an affiliated partnership), in Mesa, Arizona to Old Vine Corporation ("Old Vine"), a local shopping center operator that is not affiliated in any way with the Partnership, its General Partner or any of its principals or affiliates. The sale price for the Partnership's 58% interest was $3,581,500.

         The buyer was represented by a third-party broker in the transaction. The Partnership's allocation of the broker commission paid was $46,000 from the sale proceeds. The General Partner was not paid any property disposition fee in connection with the sale. Old Vine has hired an affiliate of Birtcher to perform certain onsite property management services (not accounting or asset management), pursuant to a contract that is cancelable at any time upon 30 days notice.

         The proceeds from the sale of Cooper Village Shopping Center will be distributed to the Partnership and its affiliated partnership during the fourth quarter of 1999.

         Ladera-II
         ---------

         On September 22, 1999, the Partnership sold Ladera-II Shopping Center, in Albuquerque, New Mexico to CA New Mexico, LLC, a wholly-owned subsidiary of CenterAmerica Trust ("CenterAmerica"), a Houston-based real estate investment trust that is not affiliated in any way with the Partnership, its General Partner or any of its principals or affiliates. The sale price was $1,176,000.

         CenterAmerica and the Partnership were each represented by third-party brokers in the transaction. The brokers were paid an aggregate $49,657 from the sale proceeds. The General Partner was not paid a disposition fee in connection with the transaction. CenterAmerica did not hire the General Partner or any affiliate to perform asset management or property management services for this property.

         The Rubin Pachulsky Dew Transaction
         -----------------------------------

         On September 23, 1999, the Partnership sold Creekridge Business Center, in Bloomington, Minnesota, Kennedy Corporate Center, in Palatine, Illinois and Lakeland Business Center, in Milwaukee, Wisconsin to Rubin Pachulsky Dew Properties, LLC ("Rubin Pachulsky Dew") for $8,300,000, $2,600,000, and $5,200,000, respectively, or an aggregate purchase price of $16,100,000. Rubin Pachulsky Dew is a third-party real estate investment entity that is not affiliated in any way with the Partnership, its General Partner or any of its principals or affiliates.

         The purchase price for the Creekridge Business Center was effectively reduced by approximately $905,000 in a tenant improvement allowance. As previously reported, the Partnership had entered into a lease for the 42,203 square foot space at Creekridge Center that was vacated by Delta Dental. Pursuant to that lease, the Partnership granted the tenant an allowance of up to approximately $905,000 for tenant improvements, pending agreement regarding the design for building out the space.

         Rubin Pachulsky Dew was represented by a third-party broker in the transaction. The broker was paid $161,000 from the sale proceeds. Since the sale price of

           DAMSON/BIRTCHER REALTY INCOME FUND-II, LIMITED PARTNERSHIP


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Cont'd.)

         Liquidity and Capital Resources (Cont'd.)
         -------------------------------

         Sale of the Properties (Cont'd.)

         The Rubin Pachulsky Dew Transaction (Cont'd.)
         -----------------------------------

         Creekridge Business Center exceeded the January 1, 1993 appraised value ($6,400,000), pursuant to the 1993 Amendment of the Partnership Agreement, the General Partner earned and was paid a property disposition fee of $207,500 in connection with the sale.

         Rubin Pachulsky Dew has hired an affiliate of Birtcher as property manager for the properties for a fee that is approximately the same as the fee the Partnership previously paid to the General Partner for property management. In addition, Rubin Pachulsky Dew has hired an affiliate of Birtcher to provide certain asset management services for the properties, and will pay an incentive fee approximately equal to 10% of the profits, if any, after Rubin Pachulsky Dew has received a 15% return on its investment. The incentive fee, if earned, is not payable until the last property is sold or four years from date of purchase, whichever comes first. The property management agreement is cancelable at any time upon 60 days notice, but the incentive fee will survive termination of the contract.

         A portion of the proceeds from the sale of the properties to Rubin Pachulsky Dew continues to be held in escrow. A sum equal to two and one-half percent of the purchase price has been held back as a potential source of payment for any claims that may arise related to a Partnership breach of certain representations and warranties related to the sale and for any litigation costs that may arise for a one-year period. The remaining cash held in escrow relates to holdbacks for tax prorations. The cash held in escrow is included in the calculation of loss from sale of real estate.

         Summary of Sale Proceeds
         ------------------------

         The Partnership realized approximately $18,220,000, or approximately $346 per $1,000 originally invested in the Partnership, in distributable cash proceeds from the sale of the five properties, after deducting for holdbacks (approximately $1,428,000, which includes a $905,000 tenant improvement allowance at Creekridge), and closing costs and prorations totaling approximately $1,210,000.

         The General Partner's estimate of distributable cash proceeds does not take into account the expenditure of Partnership cash reserves, operating expenses or net income or loss of the Partnership for any period prior to the time the remaining property is sold or, the ongoing litigation, which could affect the amount of sales proceeds ultimately available for distribution. Therefore, the actual proceeds to be received by the limited partners may vary materially, up or down, from the estimate.

         Currently, two lawsuits are pending against the Partnership and its General Partner and certain of its affiliates that seek, among things, unspecified monetary damages. Since these cases are in the preliminary discovery phase, there is unavoidable uncertainty regarding their ultimate resolution. The Partnership Agreement mandates that the General Partner provide for all of the Partnership's liabilities and obligations, including contingent liabilities, before distributing liquidation proceeds to its partners. Therefore, the Partnership will not distribute liquidation proceeds until the uncertainty surrounding these lawsuits is sufficiently resolved. The amount and timing of any distribution of liquidation proceeds will be determined by the General Partner in light of these and other relevant considerations.

           DAMSON/BIRTCHER REALTY INCOME FUND-II, LIMITED PARTNERSHIP


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Cont'd.)

         Liquidity and Capital Resources (Cont'd.)
         -------------------------------

         Status of Iomega
         ----------------

         On October 15, 1999, the Partnership signed a Purchase and Sale Agreement to sell Iomega Business Center to ANA Development, LLC ("ANA"), for a purchase price of $8,085,000. ANA is a local real estate developer that is not affiliated in any way with the Partnership or the General Partner, or any of the General Partner's principals or affiliates. It is not anticipated that ANA will hire the General Partner or any affiliate to perform asset management or property management services for this property after close of the sale. The Partnership was represented by a third-party broker in this transaction, who will be paid a commission not to exceed $242,550.

         During ANA's due diligence inspection period, the sole tenant of Iomega Business Center told ANA and the Partnership that it intended to vacate Building 7 at the end of November 1999, when its lease expired. The Partnership has agreed to lease Building 7 back from the Seller for an eighteen-month period commencing on December 1, 1999, paying ANA rent at the rate of $34,720 per month, plus CAM charges and a pro rata portion of property taxes (this is the amount that Iomega had been paying under its lease). To secure this leaseback obligation, the Partnership has agreed that $607,600, plus the estimated amount of CAM charges and property taxes, shall be held back by escrow and disbursed to the Buyer in monthly installments after closing. The General Partner anticipates that the current occupant of Building 7 will hold over after its lease expires for at least a few months, so that the Partnership's leaseback obligations will be reduced by rent paid during that time.

         ANA may request, no later than December 10, 1999, that the Partnership finance, on a short-term basis, up to 80% of the purchase price. The Partnership may decline the request and terminate the transaction, retaining ANA's $100,000 deposit. If the Partnership accepts, it will take back a 6-month promissory note from ANA that will bear interest at 9% per annum with a maturity date of June 15, 2000. The promissory note would be secured with a first mortgage deed of trust.

         Other Matters
         -------------

         Regular distributions through September 30, 1999 represent cash flow generated from operations of the Partnership's properties and interest earned on the temporary investment of working capital net of capital improvement reserve requirements. Future cash distributions will be made principally to the extent of cash flow attributable to operations and sales of the Partnership's properties and interest earned on the investment of capital reserve, after providing for capital reserve and payment for capital improvements to the Partnership's properties.

         The Partnership is in the process of liquidating its remaining assets. Only one of the Partnership's properties (Iomega) remains unsold at September 30, 1999. The balance of the Partnership's assets consists primarily of cash and receivables. Further, it is anticipated that the Iomega property will be sold on or before January 1, 2000. It is therefore the opinion of the General Partner that the value of the remaining assets is not subject to any valuation risk as a result of year 2000 issues, other than general economic climate issues that may arise. Based on current information, the cost of addressing potential year 2000 problems is not expected to have a material adverse impact on the Partnership's financial position, results of operations or cash flows in future periods.

         As of September 30, 1999, the Partnership's accounting systems and the investor services system used to track the limited partners' interests, distributions and tax information have been tested and appear to be free of year 2000 bugs. The

           DAMSON/BIRTCHER REALTY INCOME FUND-II, LIMITED PARTNERSHIP


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Cont'd.)

         Liquidity and Capital Resources (Cont'd.)
         -------------------------------

         Other Matters (Cont'd.)
         -------------

         Partnership's remaining property is under review utilizing the Building Owners and Managers Association ("BOMA") industry standards as a guideline for necessary corrections. The cost of the upgrades to the Partnership's accounting systems were borne by the General Partner and will not be reimbursed by the Partnership. In addition, the General Partner has made inquiries of its banks, all of which indicate that any problems have been addressed adequately by those institutions.

         Even if attempts to correct any deficiencies in the Partnership's software are unsuccessful, the General Partner anticipates that in the short run it could convert its systems to standard spreadsheet or data base programs at nominal cost.

         Results of Operations for the Three Months Ended September 30, 1999
         -------------------------------------------------------------------

         Because the Partnership is in the process of liquidating its remaining assets, a comparison of the results of operations is not practical. As the Partnership's assets (properties) are sold, the results of operations will be generated from a smaller asset base, and are therefore not comparable. The Partnership completed the sale of five of its six remaining properties (including a 58% interest in Cooper Village shopping center) in three separate transactions during September 1999. The Partnership's operating results have been reflected on the Statements of Changes of Net Assets in Liquidation.

         For the three months ended September 30, 1999, the Partnership generated $753,000 of net operating income from its operations. The decrease in net operating income for the three months ended September 30, 1999 when compared to the same period in 1998 was primarily attributable to the sale of five of its six remaining properties during September 1999 and the decrease in revenue at Creekridge that resulted from Delta Dental's lease expiration on February 28, 1999.

         Interest income resulted from the temporary investment of Partnership working capital. For the three months ended September 30, 1999, interest income was approximately $33,000. The increase in interest income was reflective of the increased cash and cash equivalent balances that were generated from the sale of the properties.

         Loss from sale of real estate represents the net gains and losses from the sales of Kennedy Corporate Center, Ladera-II shopping center, Lakeland Industrial Center and Creekridge Office Park. Gains were generated from the sales of Kennedy Corporate Center ($379,000) and Ladera-II shopping center ($4,000). Losses were generated by the sales of Lakeland Industrial Park ($34,000) and Creekridge Office Park ($688,000). The Partnership also recognized a gain from the sale of the Partnership's interest in Cooper Village Shopping Center ($263,000).

         General and administrative expenses for the three months ended September 30, 1999 include charges of $56,000 from the General Partner and its affiliates for services rendered in connection with administering the affairs of the Partnership and operating the Partnership's properties. Also included in general and administrative expenses for the three months ended September 30, 1999 are direct charges of $120,000 relating to audit fees, tax preparation fees, legal and professional fees, costs incurred in providing information to the Limited Partners and other miscellaneous costs.

         The increase in general and administrative expenses for the three months ended September 30, 1999, as compared to the corresponding period in 1998, was

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Cont'd.)

         Results of Operations for the Three Months Ended September 30, 1999
         -------------------------------------------------------------------
         (Cont'd.)

         primarily attributable to an increase in legal fees incurred.

         During the three months ended June 30, 1999, the General Partner determined that the carrying values of Ladera-II Shopping Center and Iomega were in excess of their respective estimated net realizable values, less estimated selling costs. As a result, their carrying values were adjusted by $525,000 and $294,000, to $1,118,000, and $7,600,000, respectively. In addition, the carrying value of Creekridge was increased by $819,000 to its estimated net realizable value, less estimated selling costs, of $7,721,000 which had the effect of offsetting the aforementioned decreases.

         Accrued expenses for liquidation as of September 30, 1999, includes estimates of costs to be incurred in carrying out the dissolution and liquidation of the Partnership. These costs include estimates of legal fees (exclusive of litigation), accounting fees, tax preparation and filing fees and other professional services. The actual costs could vary significantly from the related provisions due to the uncertainty related to the length of time required to complete the liquidation and dissolution and the complexities which may arise in disposing of the Partnership's remaining assets.

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


                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         So far as is known to the General Partner, neither the Partnership nor its properties are subject to any material pending legal proceedings, except for the following:

         Bigelow Diversified Secondary Partnership Fund 1990 litigation
         --------------------------------------------------------------

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

         On June 13, 1997, the Partnership, its affiliated partnership, Real Estate Income Partners III, and their general partner, Birtcher/Liquidity Properties, filed a

           DAMSON/BIRTCHER REALTY INCOME FUND-II, LIMITED PARTNERSHIP


ITEM 1.  LEGAL PROCEEDINGS (Cont'd.)

         Bigelow Diversified Secondary Partnership Fund 1990 litigation
         --------------------------------------------------------------
         (Cont'd.)

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

         Madison Partnership and ISA Partnership Litigation
         --------------------------------------------------

         On April 2, 1999, Madison Partnership Liquidity Investors XVI, LLC and ISA Partnership Liquidity Investors filed a purported class and derivative action in the California Superior Court in Orange County, California against Damson Birtcher Partners, Birtcher/Liquidity Properties, Birtcher Partners, Birtcher Investors, Birtcher Investments, Birtcher Limited, Breicorp LP Special Fund II, L.P., Liquidity Fund Asset Management, Inc., Robert M. Anderson, Brent R. Donaldson, Arthur B. Birtcher, Ronald E. Birtcher, and Richard G. Wollack, Defendants, and Damson/Birtcher Realty Income Fund-I, Damson/Birtcher Realty Income Fund-II, and Real Estate Income Partners III, Nominal Defendants. The complaint asserts claims for breach of fiduciary duty and breach of contract. The gravamen of the complaint is that the General Partners of these limited partnerships have not undertaken all reasonable efforts to expedite liquidation of the Partnerships' properties and to maximize the returns to the Partnerships' limited partners. The complaint seeks unspecified monetary damages, attorneys' fees and litigation expenses, and an order for dissolution of the Partnerships and appointment of an independent liquidating trustee. The Partnership has moved to dismiss the case on the grounds that the pending Bigelow class action, discussed above, raises essentially the same claims. If the case is not stayed or dismissed, the Partnership intends to present a vigorous defense.

           DAMSON/BIRTCHER REALTY INCOME FUND-II, LIMITED PARTNERSHIP


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         a)       Exhibits:

                  27 - Financial Data Schedule

         b)       Reports on Form 8-K:

                  Form 8-K filed on October 15, 1999 reporting the sales of Ladera-II shopping center, Lakeland Industrial Center, Creekridge Business Center, Kennedy Corporate Center and Cooper Village shopping center incorporated by reference.

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

                                                      By:   BIRTCHER LIMITED,
                                                            a California limited partnership,
                                                            General Partner of Birtcher Investments

                                                            By:    BREICORP,
                                                                   a California corporation,
                                                                   formerly known as Birtcher
                                                                   Real Estate Inc., General
                                                                   Partner of Birtcher Limited

Date:    November 15, 1999                                         By:   /s/ Robert M. Anderson
                                                                         ------------------------
                                                                         Robert M. Anderson
                                                                         Executive Director
                                                                         BREICORP

                                         By:   LF Special Fund I, L.P.,
                                               a California limited partnership

                                               By:    Liquidity Fund Asset Management, Inc.,
                                                      a California corporation, General
                                                      Partner of LF Special Fund I, L.P.

Date:    November 15, 1999                            By:   /s/ Brent R. Donaldson
                                                            -----------------------------
                                                            Brent R. Donaldson
                                                            President
                                                            Liquidity Fund Asset Management, Inc.

                                 EXHIBIT INDEX



Exhibit
Number                              Description
------                              -----------
   27             Financial Data Schedule