Form 10-K
period 1999-12-31
DAMSON BIRTCHER REALTY INCOME FUND II LTD PARTNERSHIP
filed 2000-03-30
CIK 773915

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                           OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                                   ----------

FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999       COMMISSION FILE NUMBER 0-14633
                                                                         -------

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

           Securities registered pursuant to Section 12(b) of the Act:

                                                           Name of each exchange
Title of each class                                         on which registered
-------------------                                         --------------------

      NONE                                                          NONE
      ----                                                          ----

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

                     DAMSON/BIRTCHER REALTY INCOME FUND-II,
                               LIMITED PARTNERSHIP
                     --------------------------------------

         ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 1999

                                      INDEX

                                                                            Page
                                                                            ----
PART I

Item 1.  Business............................................................  3
Item 2.  Properties..........................................................  6
Item 3.  Legal Proceedings...................................................  7
Item 4.  Submission of Matters to a Vote of
           Security Holders..................................................  8

PART II

Item 5.  Market for the Registrant's Limited Partnership
           Interests and Related Security Holder Matters.....................  8
Item 6.  Selected Financial Data............................................. 10
Item 7.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations............................... 11
Item 7a. Quantitative and Qualitative Market Risk Disclosures................ 20
Item 8.  Financial Statements and Supplementary Data.........................F-1
Item 9.  Changes in and Disagreements with Accountants on
           Accounting and Financial Disclosure............................... 21

PART III

Item 10. Directors and Executive Officers of the Registrant.................. 21
Item 11. Executive Compensation.............................................. 21
Item 12. Security Ownership of Certain Beneficial Owners
           and Management.................................................... 22
Item 13. Certain Relationships and Related Transactions...................... 22

PART IV

Item 14. Exhibits, Financial Statement Schedules and
            Reports on Form 8-K.............................................. 22
   ---    Signatures......................................................... 25

                     DAMSON/BIRTCHER REALTY INCOME FUND-II,
                               LIMITED PARTNERSHIP
                     --------------------------------------

                                     PART I
                                     ------

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

The Partnership's objectives in operating the properties were: (i) to make regular quarterly cash distributions to the Partners, of which a portion will be tax sheltered; (ii) to achieve capital appreciation over a holding period of at least five years; and (iii) to preserve and protect the Partnership's capital. An Information Statement, dated May 5, 1993, mandated that the General Partner seek a vote of the Limited Partners no later than December 31, 1996, regarding prompt liquidation of the Partnership in the event that properties with appraised values as of January 1993, which constituted at least one-half of the aggregate appraised values of all Partnership properties as of that date, were not sold or under contract for sale by the end of 1996.

Given the mandate of the May 5, 1993 Information Statement, the General Partner decided to account for the Partnership's properties as assets held for sale, instead of for investment as of December 31, 1995. In accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" (see Note 2 to the Financial Statements in Item 8), the carrying value of the properties was evaluated to ensure that each property was carried on the Partnership's balance sheets at the lower of cost or fair value, less estimated selling costs. Accordingly, the General Partner compared the carrying value of each property to its appraised value as of January 1, 1996. If the carrying value of a property and certain related assets was greater than its appraised value, less estimated selling costs, the General Partner reduced the carrying value of the property by the difference.

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

Since the approval of the February 18, 1997 Consent Solicitation, the General Partner had been evaluating possible sales of Partnership properties, individually and as a portfolio, to liquidate and wind up the Partnership. On April 30, 1998 the General Partner accepted an offer to purchase all of the Partnership's properties for $33,680,000 from Abbey Investments, Inc. ("Abbey"), which was subject to certain customary contingencies, including due diligence review by the purchaser and negotiation of a definitive Purchase and Sale Agreement. On November 9, 1998, the Partnership and Abbey entered into a definitive Purchase and Sale Agreement, for a purchase price ranging between $32,250,000 and $33,000,000, depending upon occupancy rates at closing. Abbey thereafter requested a material reduction in the purchase price, which the Partnership did not agree to. Therefore, in late January 1999, the sale to Abbey was terminated.

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

The Partnership subsequently sold five of its six remaining properties (including its 58% interest in Cooper Village Shopping Center) in three separate transactions in September and October 1999. Then, on February 9, 2000, the Partnership sold its last property (Iomega) in a separate transaction. See Capital Resources and Liquidity in Item 7 for further discussion.

                     DAMSON/BIRTCHER REALTY INCOME FUND-II,
                               LIMITED PARTNERSHIP
                     --------------------------------------

Item 1. Business (Cont'd.)

The Partnership derived most of its revenue from rental income. Both Iomega Corporation and Delta Dental Corporation have represented significant portions of such income. Rental income from Iomega Corporation totaled $1,317,000 in 1999, $1,260,000 in 1998 and $1,216,000 in 1997, or approximately 30%, 23% and
25%, respectively, of the Partnership's total rental income. Rental income from Delta Dental Corporation totaled $0 in 1999, $888,000 in 1998 and $860,000 in 1997, or approximately 0%, 17% and 18%, respectively, of the Partnership's total rental income.

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

                     DAMSON/BIRTCHER REALTY INCOME FUND-II,
                               LIMITED PARTNERSHIP
                     --------------------------------------

Item 2.  PROPERTIES

                                                                                                NUMBER OF
                                                                                        NET        TENANT       PERCENTAGE
                                APPROXIMATE                                           RENTABLE     LEASES        OCCUPIED
                                PURCHASE                                              AREA IN       AS OF          AS OF
NAME/LOCATION/DATE ACQUIRED     PRICE(1)                 DESCRIPTION                  SQ. FT.    12/31/99(2)    12/31/99(2)
---------------------------     --------                 -----------                  -------    -----------    -----------

Iomega/Northpointe Center        7,980,000      Seven industrial/office buildings      210,165      7           100%
Roy, Utah                                       located on 16.6 acres of land.
January 31, 1986
                                ----------                                             -------
TOTAL                           $7,980,000                                             210,165
                                ==========                                             =======

(1) The purchase price does not include an allocable share of acquisition fees of $2,484,000 paid to the General Partner.

(2) See Item 7, Capital Resources and Liquidity, for discussion concerning status of Iomega Business Center.

                     DAMSON/BIRTCHER REALTY INCOME FUND-II,
                               LIMITED PARTNERSHIP
                     --------------------------------------

Item 3. LEGAL PROCEEDINGS

         So far as is known to the General Partner, neither the Partnership nor its properties are subject to any material pending legal proceedings, except for the following:

         Bigelow Diversified Secondary Partnership Fund 1990 litigation
         --------------------------------------------------------------

         On March 25, 1997, a limited partner named Bigelow/Diversified Secondary Partnership Fund 1990 L.P. filed a purported class action lawsuit in the Court of Common Pleas of Philadelphia County against Damson/Birtcher Partners, Birtcher Investors, Birtcher/Liquidity Properties, Birtcher Investments, L.F. Special Fund II, L.P., L.F. Special Fund I, L.P., Arthur Birtcher, Ronald Birtcher, Robert Anderson, Richard G. Wollack and Brent R. Donaldson alleging breach of fiduciary duty and breach of contract and seeking to enjoin the Consent Solicitation dated February 18, 1997. On April 18, 1997, the court denied the plaintiff's motion for a preliminary injunction. On June 10, 1997, the court dismissed the plaintiff's complaint on the basis of lack of personal jurisdiction and forum non conveniens.

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

                     DAMSON/BIRTCHER REALTY INCOME FUND-II,
                               LIMITED PARTNERSHIP
                     --------------------------------------

Item 3. LEGAL PROCEEDINGS (Cont'd.)

         Madison Partnership and ISA Partnership Litigation
         --------------------------------------------------

         On April 2, 1999, Madison Partnership Liquidity Investors XVI, LLC and ISA Partnership Liquidity Investors filed a purported class and derivative action in the California Superior Court in Orange County, California against Damson Birtcher Partners, Birtcher/Liquidity Properties, Birtcher Partners, Birtcher Investors, Birtcher Investments, Birtcher Limited, Breicorp LP Special Fund II, L.P., Liquidity Fund Asset Management, Inc., Robert M. Anderson, Brent R. Donaldson, Arthur B. Birtcher, Ronald E. Birtcher, and Richard G. Wollack, Defendants, and Damson/Birtcher Realty Income Fund-I, Damson/Birtcher Realty Income Fund-II, and Real Estate Income Partners III, Nominal Defendants. The complaint asserts claims for breach of fiduciary duty and breach of contract. The gravamen of the complaint is that the General Partners of these limited partnerships have not undertaken all reasonable efforts to expedite liquidation of the Partnerships' properties and to maximize the returns to the Partnerships' limited partners. The complaint seeks unspecified monetary damages, attorneys' fees and litigation expenses, and an order for dissolution of the partnerships and appointment of an independent liquidating trustee. The Partnership moved to dismiss the case on the grounds that the pending Bigelow class action, discussed above, raises essentially the same claims. The court granted the Company's motion and has ordered a stay of the litigation. The court will re-evaluate the stay at a May 19, 2000 status conference.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

                                     PART II
                                     -------

Item 5. MARKET FOR THE REGISTRANT'S LIMITED PARTNERSHIP INTERESTS AND RELATED SECURITY HOLDER MATTERS

         There is no public market for the limited partnership interests and a market is not expected to develop as such limited partnership interests are not publicly traded or freely transferable.

         As of February 29, 2000, the number of holders of the Partnership's interests is as follows:

                    General Partner                    1
                    Limited Partners               5,832
                                                   -----
                                                   5,833
                                                   =====

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

                     DAMSON/BIRTCHER REALTY INCOME FUND-II,
                               LIMITED PARTNERSHIP
                     --------------------------------------

Item 5. MARKET FOR THE REGISTRANT'S LIMITED PARTNERSHIP INTERESTS AND RELATED SECURITY HOLDER MATTERS (Cont'd.)

The Partnership has paid the following quarterly cash distributions to its Limited Partners:

CALENDAR
QUARTERS          2000           1999              1998             1997            1996           1995
--------      -----------    ------------        --------        ----------      ----------      --------
First         $ 5,750,000    $    426,000        $704,000        $  600,000      $  463,000      $441,000
Second                            468,000         716,000           610,000         456,000      462,000
Third                             600,000         652,000           562,000         504,000      462,000
Fourth                         14,001,000         652,000           610,000       1,318,000      463,000

         The Limited Partners and the General Partner are entitled to receive quarterly cash distributions, as available, in the future.

         In December 1996, the Partnership made a $720,000 special distribution to its limited partners from a portion of the proceeds from the sale of Atrium Place. See Item 7, Liquidity and Capital Resources for further discussion.

         In December 1999, the Partnership made a $14,001,000 special distribution to its limited partners from a portion of the proceeds from the sales of Ladera-II shopping center, Lakeland Industrial Center, Creekridge Business Center, Kennedy Corporate Center and the Partnership's interest in Cooper Village shopping center.

         In March 2000, the Partnership made a $5,750,000 special distribution to its limited partners from a portion of the proceeds from the sales of Ladera-II shopping center, Lakeland Industrial Center, Creekridge Business Center, Kennedy Corporate Center and the Partnership's interest in Cooper Village shopping center.

         As of December 31, 1999, the Partnership has sold all of its operating properties except for Iomega. Iomega was subsequently sold in February 2000. Due to the uncertainty involved with the ongoing litigation, it is possible that future distributions may be limited to a liquidating distribution upon Partnership wind down should funds be available at that time.

                     DAMSON/BIRTCHER REALTY INCOME FUND-II,
                               LIMITED PARTNERSHIP
                     --------------------------------------

Item 6. SELECTED FINANCIAL DATA

                           PERIOD ENDED          YEARS ENDED DECEMBER 31,
                             MARCH 31,           ------------------------
                               1997               1996              1995
                           -----------           ------            ------

Total Revenues              $1,177,000        $ 4,859,000         $ 4,523,000
                            ==========        ===========         ===========
Net Income (Loss):
  General Partner           $    6,000        $    19,000         $    (6,000)
  Limited Partners             559,000          1,897,000            (569,000)
                            ----------        -----------         -----------

                            $  565,000        $ 1,916,000         $  (575,000)
                            ==========        ===========         ===========

Total Distributions:
  General Partner           $    5,000        $    21,000         $    18,000
                            ==========        ===========         ===========

  Limited Partners          $  600,000        $ 2,741,000         $ 1,828,000
                            ==========        ===========         ===========


                             DECEMBER 31,
                    ------------------------------
                        1996              1995
                    ------------       -----------
Total Assets        $28,212,000        $29,134,000
                    ===========        ===========


The following summary of financial data is for the period since the Partnership adopted the liquidation basis of accounting.

                                                                          PERIOD FROM
                             YEAR ENDED             YEAR ENDED       APRIL 1, 1997 THROUGH
                         DECEMBER 31, 1999      DECEMBER 31, 1998      DECEMBER 31, 1997
                         -----------------      -----------------     -----------------

Property Operating
 Income, net                $ 2,472,000            $ 3,350,000            $ 2,304,000
                            ===========            ===========            ===========
Distributions to
 Partners                   $15,511,000            $ 2,752,000            $ 1,782,000
                            ===========            ===========            ===========

Net Assets in
 Liquidation                $14,183,000            $27,752,000            $27,394,000
                            ===========            ===========            ===========


                     DAMSON/BIRTCHER REALTY INCOME FUND-II,
                               LIMITED PARTNERSHIP
                     --------------------------------------

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Capital Resources and Liquidity
-------------------------------

Since the completion of its acquisition program in December 1988, the Partnership has been primarily engaged in the operation of its properties. The Partnership's original objective had been to hold its properties as long-term investments. However, an Information Statement, dated May 5, 1993, mandated that the General Partner seek a vote of the Limited Partners no later than December 31, 1996, regarding prompt liquidation of the Partnership in the event that properties with appraised values as of January 1993, which constituted at least one-half of the aggregate appraised values of all Partnership properties as of that date, are not sold or under contract for sale by the end of 1996. Given the mandate of the May 5, 1993 Information Statement, at December 31, 1995, the General Partner decided to account for the Partnership's properties as assets held for sale instead of for investment. In a Consent Solicitation dated February 18, 1997, the Partnership solicited and received the consent of the Limited Partners to dissolve the Partnership and dispose of and convey the Partnership's property as soon as practicable, consistent with obtaining reasonable value for the properties. The Partnership's properties were held for sale throughout 1997 and 1998 and five of its six remaining properties (including its 58% interest in Cooper Village Shopping Center) were sold in 1999. The Partnership's last remaining property was sold in February 2000.

Working capital is and will be principally provided from the working capital reserve established by the General Partner.

Regular distributions for the year ended December 31, 1999 represent net cash flow from the operation of the Partnership's properties and interest earned on the temporary investment of working capital, net of capital reserve requirements. On December 8, 1999, the Partnership made a special distribution of $14,001,000 representing a portion of the proceeds from the sale of five of its six remaining properties. Another special distribution of $5,750,000 was made on March 1, 2000. This last special distribution arose out of discussions with the named plaintiffs and their lawyers in the purported class action lawsuits. It represents the culmination of further, private discussions with representatives of Grape Investors, the holder of the largest investor position in the Partnership. Grape Investors has agreed that for a period of 24 months, it will not involve itself in any way or support any effort to seek, or cause anyone else to seek, the addition of new general partners, the appointment of a receiver, or the removal of the General Partner. Grape Investors also has agreed to either abstain or vote against any such action or proposal.

Two lawsuits remain pending against the Partnership and its General Partner and certain of its affiliates that seek, among other things, unspecified monetary damages. Since these cases are in the preliminary discovery phase, there is unavoidable uncertainty regarding their ultimate resolution. The Partnership Agreement mandates that the General Partner provide for all of the Partnership's liabilities and obligations, including contingent liabilities, before distributing liquidation proceeds to its partners. Therefore, the amount and timing of any distribution of liquidation proceeds will be determined by the General Partner in light of these and other relevant considerations.

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

Capital Resources and Liquidity (Cont'd.)

approved each of the proposals contained in the Information Statement dated May 5, 1993. Those proposals have been implemented by amending the Partnership Agreement as contemplated by the Information Statement. The amendments include, among other things, the payment of asset management and leasing fees to the General Partner and the elimination of the General Partner's residual interest and deferred leasing fees that were previously subordinated to return of the Limited Partners' 9% Preferential Return. See Item 8, Note 4 to the Financial Statements for discussion of fees paid to the General Partner for the years ended December 31, 1999, 1998 and 1997.

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

Since the approval of the February 18, 1997 Consent Solicitation, the General Partner had been evaluating possible sales of Partnership properties, individually and as a portfolio, to liquidate and wind up the Partnership. On April 30, 1998 the General Partner accepted an offer to purchase all of the Partnership's properties for $33,680,000 from Abbey Investments, Inc. ("Abbey"), which was subject to certain customary contingencies, including due diligence review by the purchaser and negotiation of a definitive Purchase and Sale Agreement. On November 9, 1998, the Partnership and Abbey entered into a definitive Purchase and Sale Agreement, for a purchase price ranging between $32,250,000 and $33,000,000 depending on occupancy rates at closing. Abbey thereafter requested a material reduction in the purchase price, which the Partnership did not agree to. Therefore, in late January 1999, the sale to Abbey was terminated.

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

Capital Resources and Liquidity (Cont'd.)

Partnership declined Praedium's offer to purchase only Creekridge Business Center, Kennedy Corporate Center-I and Lakeland Industrial Park for a materially reduced purchase price and terminated its dealings with Praedium.

During the year ended December 31, 1999, the Partnership sold five of its six properties (including its 58% interest in Cooper Village Shopping Center) in three separate transactions, as set forth below:

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

The proceeds from the sale of Cooper Village Shopping Center were distributed to the Partnership and its affiliated partnership during the fourth quarter of 1999.

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

                     DAMSON/BIRTCHER REALTY INCOME FUND-II,
                               LIMITED PARTNERSHIP
                     --------------------------------------

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Cont'd.)

Capital Resources and Liquidity (Cont'd.)

The Rubin Pachulsky Dew Transaction (Cont'd.)

The purchase price for the Creekridge Business Center was effectively reduced by approximately $905,000 in a tenant improvement allowance. As previously reported, the Partnership had entered into a lease for the 42,203 square foot space at Creekridge Business Center that was vacated by Delta Dental. Pursuant to that lease, the Partnership granted the tenant an allowance of up to approximately $905,000 for tenant improvements, pending agreement regarding the design for building out the space.

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

A portion of the proceeds from the sale of the properties to Rubin Pachulsky Dew continues to be held in escrow. A sum equal to two and one-half percent of the purchase price was held back as a potential source of payment for any claims that may arise related to a Partnership breach of certain representations and warranties related to the sale (expiring on September 23, 2000) and for any litigation costs that may arise (released to the Partnership on March 23, 2000). The remaining cash held in escrow relates to holdbacks for tax prorations. The cash held in escrow is included in the calculation of loss from sale of real estate.

Status of Iomega Business Center
--------------------------------

On February 9, 2000, the Partnership sold Iomega Business Center to ANA Development, L.C. ("ANA"), for a purchase price of $8,085,000. ANA is a local real estate developer that is not affiliated in any way with the Partnership or the General Partner, or any of the General Partner's principals or affiliates. ANA did not hire the General Partner or any affiliate to perform asset management or property management services for this property after close of the sale. The Partnership was represented by a third-party broker, and ANA was represented by an ANA-affiliated broker in this transaction. Collectively, these brokers will be paid a commission not to exceed $242,550.

                     DAMSON/BIRTCHER REALTY INCOME FUND-II,
                               LIMITED PARTNERSHIP
                     --------------------------------------

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Cont'd.)

Capital Resources and Liquidity (Cont'd.)

Status of Iomega Business Center (Cont'd.)

ANA delivered approximately $400,000 cash to escrow (portions of which were used in connection with closing costs and rent prorations), plus two promissory notes in the face amount of $6,468,000 (the "First Note") and $1,217,000 (the "Second Note"), respectively. The First Note bears 9% interest, with monthly payments based upon a 20-year amortization schedule. It is due on June 15, 2000 and is secured by a first deed of trust and assignment of rents and leases on Iomega. The Second Note bears 12% interest, with monthly payments of interest only. In addition, any "net cash flow" generated by Iomega will be paid to the Partnership and applied against principal and interest payable under the Second Note. The Second Note is due on June 15, 2000 and is secured by a second deed of trust and assignment of rents and leases on Iomega, plus first deeds of trust encumbering two other parcels of real estate located in Salt Lake City, Utah and Davis County, Utah, plus a pledge of the ANA-affiliated broker's commission.

Shortly before closing, Iomega Corporation, which had leased the entire property since the Partnership originally purchased it, disclosed that it would not renew its lease on one of the buildings. To close the sale, the Partnership agreed to lease back the building from ANA for a term ending May 31, 2001. Iomega Corporation has not yet vacated the premises and is currently paying rent equal to the leaseback obligations; the Partnership is negotiating with Iomega Corporation and other prospective subtenants regarding further occupancy of the building. So long as the Second Note is outstanding in full, the Partnership has no rental obligation under the leaseback; if the Second Note is partly paid off, the Partnership's rental obligation will commence proportionately. Upon repayment in full of the Second Note, the Partnership will place in escrow the total estimated rental payments for the balance of the leaseback period. Thereafter, the Partnership will continue to receive all rental payments paid by Iomega Corporation or any other subtenant.

Due to the significance of the promissory notes receivable in relationship to the total sales price of Iomega Business Center and the Partnership's continuing involvement through the leaseback agreement, the sales transaction did not meet the requirements under generally accepted accounting principals for full accrual profit recognition.

Property Appraisals and Net Asset Value
---------------------------------------

In accordance with the terms of the Partnership Agreement, each year the Partnership secures an independent appraisal of each of the Partnership's properties as of January 1. Prior to the January 1, 1995 appraisals, the independent appraiser had estimated each property's "Investment Value," utilizing a seven to ten-year cash flow model to estimate value based upon an income approach.

The amendment to the Partnership Agreement consented to by the Limited Partners in June 1993 mandates, among other things, that the General Partner seek a vote of (and provide an analysis and recommendation to) the Limited Partners no later than December 31, 1996 regarding the prompt liquidation of the Partnership in the event that properties with (then) current appraised values (constituting at least one-half of the total (then) current appraised values) of all of the Partnership's properties were not sold or under contract for sale by the end of 1996.

                     DAMSON/BIRTCHER REALTY INCOME FUND-II,
                               LIMITED PARTNERSHIP
                     --------------------------------------

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Cont'd.)

Capital Resources and Liquidity (Cont'd.)

Property Appraisals and Net Asset Value (Cont'd.)

Given this mandate, the General Partner requested that the appraiser provide an assessment of value that reflects a shorter investment holding term. At that time, the General Partner did not know how long it would take to sell the Partnership's remaining properties, so it requested that the appraiser assume that the entire portfolio would be sold over four years in connection with the January 1995 appraisals, over three years in connection with the January 1996 appraisals, over approximately two years for the January 1997 appraisals and over one year for the 1998 appraisals.

In lieu of obtaining appraisals as of January 1, 1999, the General Partner calculated an estimated selling price net of estimated selling costs by taking an average of the offer prices, net of estimated selling costs, from its various sale proposals. The General Partner utilized those averages to estimate fair value. The General Partner estimated the fair value of the Partnership's remaining properties at January 1, 1999 to be $29,428,000, net of estimated selling costs and disposition fees.

As of January 1, 2000, the Partnership only had one property remaining (Iomega) in its portfolio. It was subsequently sold on February 9, 2000. Given the contingencies involved in the sale and the fact that the carrying value roughly approximates the actual selling price less actual selling costs, the General Partner determined that the current carrying value of $7,689,000 should be utilized as an estimate of fair value as of December 31, 1999.

The foregoing estimated fair value net of selling costs of the Partnership's remaining property indicates an estimated net asset value in liquidation of $14,183,000 or $270 per $1,000 of original investor subscription. Net assets in liquidation represent the estimated selling price of the Partnership's property, (net of estimated closing costs and disposition fees), cash and all other assets less other liabilities including accrued expenses for liquidation. It does not, however, take into consideration any costs associated with the current litigation as such costs are unknown and not estimable. The Partnership subsequently distributed $5,750,000 on March 1, 2000 (see Note 9 in Item 8).

Other Matters
-------------

As of December 31, 1999, the Partnership's accounting systems and the investor services system used to track the limited partners' interests, distributions and tax information were tested and appear to be free of year 2000 bugs. The Partnership's remaining property was also reviewed utilizing the Building Owners and Managers Association ("BOMA") industry standards as a guideline for necessary corrections and those corrections were successful. The Partnership did not experience any significant issues or problems relating to year 2000. The cost of the Partnership's accounting systems upgrade was borne by the General Partner and will not be reimbursed by the Partnership.

                     DAMSON/BIRTCHER REALTY INCOME FUND-II,
                               LIMITED PARTNERSHIP
                     --------------------------------------

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Cont'd.)

Results of Operations
---------------------

Year Ended December 31, 1999

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

For the year ended December 31, 1999, the Partnership generated $2,472,000 of net operating income from operation of its properties as compared to $3,350,000 in 1998. The decrease was primarily attributable to the sales of Kennedy Corporate Center, Lakeland Industrial Park, Ladera-II shopping center and Creekridge business center in September 1999.

Interest income resulted from the temporary investment of Partnership working capital. For the year ended December 31, 1999, the Partnership earned $239,000 of interest income. The increase as compared to 1998 was directly related to the temporary investment of proceeds from the sale of properties in 1999.

The net loss on sale of real estate ($339,000) reflects the net gains and (losses) on the respective sales of Kennedy Corporate Center $379,000, Lakeland Industrial Park ($34,000), Ladera-II shopping center $4,000 and Creekridge business center ($688,000).

The decrease in equity in earnings of Cooper Village Partners for the year ended December 31, 1999, as compared to 1998, was primarily attributable to the sale of Cooper Village Shopping Center that occurred on September 21, 1999 for a sales price of $6,175,000. The Partnership's portion of the gain on the sale of the property was $263,000.

General and administrative expenses for the year ended December 31,1999 include charges of $265,000 from the General Partner and its affiliates for services rendered in connection with administrating the affairs of the Partnership and operating the Partnership's properties. Also included in general and administrative expenses for the year ended December 31, 1999, are direct charges of $332,000 relating to audit fees, tax preparation fees, legal and professional fees, costs incurred in providing information to the Limited Partners and other miscellaneous costs.

The decrease in general and administrative expenses for the year ended December 31, 1999, when compared to 1998, was attributable to decreases in asset management fees, administrative wages, partnership liability insurance costs and appraisal fees. These decreases were partially offset by increases in legal and professional services expenses and leasing fees incurred in 1999.

Accrued expenses for liquidation as of December 31, 1999, include estimates of costs to be incurred in carrying out the dissolution and liquidation of the Partnership.

                     DAMSON/BIRTCHER REALTY INCOME FUND-II,
                               LIMITED PARTNERSHIP
                     --------------------------------------

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Cont'd.)

Results of Operations (Cont'd.)

Year Ended December 31, 1999 (Cont'd.)

These costs include estimates of legal fees, accounting fees, tax preparation and filing fees, and other professional services. At December 31, 1999, the General Partner re-evaluated the estimated costs to wind up and dissolve the Partnership given the uncertainty involved with the ongoing litigation. The provision for liquidation expenses was accordingly adjusted by an additional $181,000 to reflect the revised estimates. The allowance for accrued expenses for liquidation does not, however, reflect any costs of the ongoing litigation due to the uncertainty associated with those matters.

Year Ended December 31, 1998

Because the Partnership adopted the liquidation basis of accounting on March 31, 1997, a comparison of the results of operations is not practical. The Statements of Net Assets in Liquidation and Statements of Changes of Net Assets in Liquidation reflect the Partnership in the process of liquidation. Prior financial statements reflect the Partnership as a going concern. As the Partnership's assets (properties) are sold, the results of operations will be generated from a smaller asset base and are therefore not comparable. The Partnership's operating results have been reflected on the Statements of Changes of Net Assets in Liquidation for the year ended December 31, 1998.

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

Item 7a.  Quantitative and Qualitative Market Risk Disclosures

As of December 31, 1999, the Partnership had cash equivalents of $5,690,000 invested in interest-bearing certificates of deposit. These investments are subject to interest rate risk due to changes in interest rates upon maturity. Declines in interest rates over time would reduce Partnership interest income.

                     DAMSON/BIRTCHER REALTY INCOME FUND-II,
                               LIMITED PARTNERSHIP
                     --------------------------------------

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                   INDEX TO FINANCIAL STATEMENTS AND SCHEDULE
                   ------------------------------------------

                                                                                                              Page
                                                                                                              ----

Independent Auditors' Report..............................................................................     F-3

Financial Statements:

     Statements of Net Assets in Liquidation as of December 31, 1999 and 1998.............................     F-4

     Statements of Changes of Net Assets in Liquidation for the Years Ended December 31, 1999 and 1998
     and for the Nine Months Ended December 31, 1997......................................................     F-5

     Statement of Operations for the Three Months Ended March 31, 1997....................................     F-6

     Statement of Partners' Capital for the Three Months Ended March 31, 1997.............................     F-7

     Statement of Cash Flows for the Three Months Ended March 31, 1997....................................     F-8

     Notes to Financial Statements........................................................................     F-9

Schedule:
     III - Real Estate in Liquidation as of December 31, 1999.............................................    F-23


Information required by other schedules called for under Regulation S-X is either not applicable or is included in the financial statements.

                             COOPER VILLAGE PARTNERS
                             (A GENERAL PARTNERSHIP)

                   INDEX TO FINANCIAL STATEMENTS AND SCHEDULE
                   ------------------------------------------

Independent Auditors' Report..............................................................................    F-25

Financial Statements:

     Statements of Net Assets in Liquidation as of December 31, 1999 and 1998.............................    F-26

     Statements of Changes of Net Assets in Liquidation for the Years Ended December 31, 1999 and 1998
     and for the Nine Months Ended December 31, 1997......................................................    F-27

     Statement of Operations for the Three Months Ended March 31, 1997....................................    F-28


                     DAMSON/BIRTCHER REALTY INCOME FUND-II,
                               LIMITED PARTNERSHIP
                     --------------------------------------

                             COOPER VILLAGE PARTNERS
                             (A GENERAL PARTNERSHIP)

             INDEX TO FINANCIAL STATEMENTS AND SCHEDULE (CONTINUED)

     Statement of Partners' Capital for the Three Months Ended March 31, 1997.............................    F-29

     Statement of Cash Flows for the Three Months Ended March 31, 1997....................................    F-30

     Notes to Financial Statements........................................................................    F-31


Information required by schedules called for under Regulation S-X is either not applicable or is included in the financial statements.

                     DAMSON/BIRTCHER REALTY INCOME FUND-II,
                               LIMITED PARTNERSHIP
                     --------------------------------------

                          INDEPENDENT AUDITORS' REPORT
                          ----------------------------

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the net assets in liquidation as of December 31, 1999 and 1998 of Damson/Birtcher Realty Income Fund-II, and the changes of net assets in liquidation for the years ended December 31, 1999 and 1998 and for the nine months ended December 31, 1997 and the results of its operations and its cash flows for the three months ended March 31, 1997, in conformity with generally accepted accounting principles applied on the bases of accounting discussed in note 2. Also in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in notes 1 and 2 to the financial statements, Damson/Birtcher Realty Income Fund-II changed its basis of accounting as of March 31, 1997 from the going-concern basis to the liquidation basis.


                                                         KPMG LLP


Orange County, California
March 24, 2000

                     DAMSON/BIRTCHER REALTY INCOME FUND-II,
                               LIMITED PARTNERSHIP
                     --------------------------------------

                     STATEMENTS OF NET ASSETS IN LIQUIDATION

                                                               DECEMBER 31,
                                                    ----------------------------------
                                                       1999                   1998
                                                    -----------            -----------
ASSETS (Liquidation Basis):

Properties                                          $ 7,689,000            $23,587,000
Investment in Cooper Village Partners                        --              3,375,000
Cash and cash equivalents                             6,418,000              1,564,000
Cash in escrow                                          553,000                     --
Accounts receivable                                      14,000                 20,000
Other assets                                             29,000                 20,000
                                                    -----------            -----------
    Total Assets                                     14,703,000             28,566,000
                                                    -----------            -----------

LIABILITIES (Liquidation Basis):

Accounts payable and accrued liabilities                210,000                685,000
Accrued expenses for liquidation                        310,000                129,000
                                                    -----------            -----------
    Total Liabilities                                   520,000                814,000
                                                    -----------            -----------

Net Assets in Liquidation                           $14,183,000            $27,752,000
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

                     DAMSON/BIRTCHER REALTY INCOME FUND-II,
                               LIMITED PARTNERSHIP
                     --------------------------------------

               STATEMENTS OF CHANGES OF NET ASSETS IN LIQUIDATION

                                                              FOR THE            FOR THE            FOR THE
                                                            YEAR ENDED          YEAR ENDED        NINE MONTHS
                                                           DECEMBER 31,        DECEMBER 31,    ENDED DECEMBER 31,
                                                               1999               1998               1997
                                                          -------------       ------------     ------------------

Net assets in liquidation at
 beginning of period                                       $ 27,752,000       $ 27,394,000       $ 27,255,000
                                                           ------------       ------------       ------------

Increase (decrease) during period:
Operating activities:
       Property operating income, net                         2,472,000          3,350,000          2,304,000
       Interest income                                          239,000             75,000             52,000
       General and administrative expenses                     (597,000)          (665,000)          (591,000)
       Leasing commissions                                     (197,000)           (49,000)           (47,000)
       Equity in earnings of Cooper Village
        Partners excluding $263,000 gain from
        sale of Partnership's interest in Cooper
        Village Shopping Center for 1999 and
        $328,000 adjustment to carrying value
        of investment in Cooper Village
        Partners for 1998                                       282,000            348,000            203,000
                                                           ------------       ------------       ------------


                                                              2,199,000          3,059,000          1,921,000
                                                           ------------       ------------       ------------

Liquidating activities:
       Loss from sale of real estate (net)                     (339,000)                --                 --
       Gain from sale of Partnership's
        interest in Cooper Village Shopping
        Center                                                  263,000                 --                 --
       Distributions to partners                            (15,511,000)        (2,752,000)        (1,782,000)
       Adjustment to the carrying value of
         properties                                                  --            328,000                 --
       Adjustment to carrying value of
         investment in Cooper Village Partners                       --           (328,000)                --
       Decrease in (provision for) liquidation
         expenses                                              (181,000)            51,000                 --
                                                           ------------       ------------       ------------

                                                            (15,768,000)        (2,701,000)        (1,782,000)
                                                           ------------       ------------       ------------

Net (decrease) increase in assets
 in liquidation                                             (13,569,000)           358,000            139,000
                                                           ------------       ------------       ------------

Net assets in liquidation at
 end of period                                             $ 14,183,000       $ 27,752,000       $ 27,394,000
                                                           ============       ============       ============

The accompanying notes are an integral part of these financial statements.

                     DAMSON/BIRTCHER REALTY INCOME FUND-II,
                               LIMITED PARTNERSHIP
                     --------------------------------------

                             STATEMENT OF OPERATIONS
                    FOR THE THREE MONTHS ENDED MARCH 31, 1997
                    -----------------------------------------


REVENUES:
   Rental income                            $1,157,000
   Interest and other income                    20,000
                                            ----------
     Total revenues                          1,177,000
                                            ----------

EXPENSES:
   Operating expenses                          255,000
   Real estate taxes                           187,000
   Depreciation and amortization                17,000
   General and administrative                  244,000
                                            ----------
     Total expenses                            703,000
                                            ----------

Income before equity in earnings
  of Cooper Village Partners                   474,000
Equity in earnings of
  Cooper Village Partners                       91,000
                                            ----------
NET INCOME                                  $  565,000
                                            ==========

NET INCOME ALLOCABLE TO:

  General Partner                             $  6,000
                                              ========
  Limited Partners                            $559,000
                                              ========



The accompanying notes are an integral part of these Financial Statements.

                     DAMSON/BIRTCHER REALTY INCOME FUND-II,
                               LIMITED PARTNERSHIP
                     --------------------------------------

                         STATEMENT OF PARTNERS' CAPITAL
                    FOR THE THREE MONTHS ENDED MARCH 31, 1997
                    -----------------------------------------



                                       GENERAL                LIMITED
                                       PARTNER                PARTNERS                   TOTAL
                                       -------                --------                   -----

Balance, December 31, 1996            $(170,000)            $ 27,746,000             $ 27,576,000

   Net income                             6,000                  559,000                  565,000
   Distributions                         (5,000)                (600,000)                (605,000)
                                      ---------             ------------             ------------
Balance, March 31, 1997               $(169,000)            $ 27,705,000             $ 27,536,000
                                      =========             ============             ============


The accompanying notes are an integral part of these Financial Statements.

                     DAMSON/BIRTCHER REALTY INCOME FUND-II,
                               LIMITED PARTNERSHIP
                     --------------------------------------

                             STATEMENT OF CASH FLOWS
                    FOR THE THREE MONTHS ENDED MARCH 31, 1997
                    -----------------------------------------

Cash flows from operating activities:

Net income                                           $   565,000
Adjustments to reconcile net income
    to net cash provided by
    operating activities:
      Depreciation and amortization                       17,000
      Equity in earnings of Cooper
        Village Partners                                 (91,000)
Changes in:
    Accounts receivable                                  (14,000)
    Accrued rent receivable                               42,000
    Prepaid expenses and other assets                    (26,000)
    Accounts payable and accrued
      liabilities                                         68,000
                                                     -----------
Net cash provided by operating
    activities                                           561,000
                                                     -----------

Cash flows from investing activities:
    Investments in real estate                           (61,000)
    Distributions received from
      Cooper Village Partners                             70,000
                                                     -----------
Net cash provided by
  investing activities                                     9,000
                                                     -----------

Cash flows from financing activities -
    Distributions                                       (605,000)
                                                     -----------

Net decrease in cash and cash equivalents                (35,000)

Cash and cash equivalents, beginning
    of period                                          1,639,000
                                                     -----------

Cash and cash equivalents, end
    of period                                        $ 1,604,000
                                                     ===========


The accompanying notes are an integral part of these Financial Statements.

                     DAMSON/BIRTCHER REALTY INCOME FUND-II,
                               LIMITED PARTNERSHIP
                     --------------------------------------

NOTES TO FINANCIAL STATEMENTS

(1)      Organization and Operations

         Damson/Birtcher Realty Income Fund-II, Limited Partnership (the "Partnership") is a limited partnership formed on September 13, 1985, under the laws of the State of Delaware for the purpose of acquiring and operating income-producing retail, commercial and industrial properties. The General Partner of the Partnership is Birtcher/Liquidity Properties, a general partnership consisting of LF Special Fund-I, L.P. ("LF-I"), a California limited partnership and Birtcher Investors, a California limited partnership. Birtcher Investors, or its affiliates, provides day-to-day administration, supervision and management of the Partnership and its assets.

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

         Although the unpaid 9% Preferential Return to the Limited Partners aggregates approximately $20,856,000 as of December 31, 1999, it is anticipated that the limited partners will not realize this return due to the Partnership's estimated liquidation value of $14,183,000. See Information Statement dated February 18, 1997 for further discussion.

         Income or loss from operations for financial statement purposes is allocated 99% to the Limited Partners and 1% to the General Partner.

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

         As of December 31, 1995 the General Partner decided to treat its properties as held for sale, instead of for investment, for financial statement purposes. Since adoption of the 1993 amendment, the General Partner has considered several preliminary indications of interest from third parties to acquire some or all of the Partnership's properties. Apart from the sale of Atrium Place in 1996, these transactions never materialized, primarily because the General Partner rejected as too low the valuations of the Partnership's remaining properties as proposed by the potential purchasers. The Partnership's properties were held for sale throughout 1997, 1998 and five of its six remaining properties (including its 58% interest in Cooper Village Partners) were sold in 1999. The Partnership's last remaining property, Iomega Business Park, was sold on February 9, 2000, subject to various contingencies. (See
         Note 9)

         In accordance with the liquidation basis of accounting adopted on March 31, 1997 (see Note 2), the carrying value of these properties was evaluated to ensure that each property was carried on the Partnership's Statements of Net Assets in Liquidation at estimated net realizable value. The General Partner estimated net realizable value by using an average of recent offers to acquire the properties, net of estimated selling costs, in lieu of obtaining appraisals as of January 1, 2000 at December 31, 1999 and as of January 1, 1999 at December 31, 1998. Fair value can only be determined based upon sales to third parties, and sales proceeds could differ substantially from internal estimates of fair value or appraised values.

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

         During 1999, the General Partner determined that the carrying values of Ladera-II Shopping Center and Iomega were in excess of their respective estimated net realizable values, less estimated selling costs. As a result, their carrying values were adjusted by $525,000 and $294,000, to $1,118,000, and $7,600,000, respectively. In addition, the carrying value of Creekridge was increased by $819,000 to its estimated net realizable value, less estimated selling costs, of $7,721,000 which had the effect of offsetting the aforementioned decreases.

         As of January 1, 2000, the Partnership only had one property remaining (Iomega) in its portfolio and it was subsequently sold on February 9, 2000 (see Note 9). Given the contingencies involved in the sale and the fact that the carrying value roughly approximates the actual selling price less actual selling costs, the General Partner determined that the current carrying value of $7,689,000 should be utilized as an estimate of fair value as of December 31, 1999.

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

                     DAMSON/BIRTCHER REALTY INCOME FUND-II,
                               LIMITED PARTNERSHIP
                     --------------------------------------


NOTES TO FINANCIAL STATEMENTS (Cont'd.)

(2)      Summary of Significant Accounting Policies (Cont'd.)

         Segment Reporting (Cont'd.)

         Rental income from Iomega Corporation totaled $1,317,000 in 1999, $1,260,000 in 1998 and $1,216,000 in 1997, or approximately 30%, 23%
         and 25%, respectively, of the Partnership's total rental income. Rental income from Delta Dental Corporation totaled $0 in 1999, $888,000 in 1998 and $860,000 in 1997, or approximately 0%, 17% and 18%, respectively, of the Partnership's total rental income.

         Cash and Cash Equivalents

         The Partnership invests its excess cash balances in short-term investments (cash equivalents). These investments are stated at cost, which approximates market, and consist of money market, certificates of deposit and other non-equity-type cash investments. Cash equivalents at December 31, 1999 and 1998, totaled $6,193,000 and $1,325,000, respectively. Cash equivalents are defined as temporary non-equity investments with original maturities of three months or less, which can be readily converted into cash and are not subject to changes in market value, however are subject to interest rate risk.

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

         Following are the Partnership's assets and liabilities as determined in accordance with generally accepted accounting principles ("GAAP") (liquidation basis of accounting) and for federal income tax reporting purposes at December 31:

                                      1999                            1998
                         ----------------------------    ----------------------------
                           GAAP BASIS      TAX BASIS      GAAP BASIS       TAX BASIS
                         (LIQUIDATION)    (UNAUDITED)    (LIQUIDATION)    (UNAUDITED)
                         -------------    -----------    -------------    -----------
         Total Assets     $14,703,000     $21,848,000     $28,566,000     $35,717,000

         Total
         Liabilities      $   520,000     $   210,000     $   814,000     $   685,000

                     DAMSON/BIRTCHER REALTY INCOME FUND-II,
                               LIMITED PARTNERSHIP
                     --------------------------------------


NOTES TO FINANCIAL STATEMENTS (Cont'd.)

(2)      Summary of Significant Accounting Policies (Cont'd.)

         Income Taxes (Cont'd.)

         Following are the differences between Financial Statement and tax return income:

                                                                 1999             1998             1997
                                                              -----------      -----------      -----------
         Net income per Financial Statements (period
         ending March 31, 1997 for 1997)                      $        --      $        --      $   565,000

         Change in net assets in liquidation from
         operating activities including adjustments to
         carrying values of real estate (nine months
         ended December 31, 1997 for 1997)                      2,199,000        3,059,000        1,921,000

         Adjustment to carrying value of real estate                   --         (328,000)              --

         Adjustment in carrying value of Cooper Village                --          328,000               --

         Depreciation differences on investments in real
         estate                                                (1,450,000)      (1,429,000)      (1,406,000)

         Loss on sale of property in excess of book value      (1,222,000)              --               --

         Other                                                    198,000          (65,000)          55,000
                                                              -----------      -----------      -----------

         Taxable income per Federal tax return
         (unaudited)                                          $  (275,000)     $ 1,565,000      $ 1,135,000
                                                              ===========      ===========      ===========

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

         Investment in Cooper Village

         The Partnership used the equity method of accounting to account for its investment in Cooper Village Partners inasmuch as control of Cooper Village Partners was shared jointly between the Partnership and Real Estate Income Partners III, Limited Partnership. The accounting policies of Cooper Village Partners were consistent with those of the Partnership.

(3)      Investment in Cooper Village Partners

         During 1987 and 1988, Cooper Village Partners ("CV Partners"), a California general partnership consisting of the Partnership and Real Estate Income Partners III, Limited Partnership ("Fund III"), an affiliated limited partnership, acquired Cooper Village Shopping Center. In connection therewith, the Partnership and Fund III contributed capital contributions of $5,937,000 (58%) and $4,300,000 (42%), respectively, and share in the profits, losses and distributions of CV Partners in proportion to their respective ownership interests. Cooper Village Shopping Center was sold on September 21, 1999 (see Note
         5) and CV Partners' assets were distributed to the Partnership and Fund III as of December 31, 1999.

         Condensed summary financial information for CV Partners is presented below.

         Condensed Statements of Net Assets in Liquidation:

                                               DECEMBER 31,
                                       --------------------------
                                          1999            1998
                                       ----------     -----------
         Property                      $       --     $ 5,632,000
         Cash and Other Assets                 --         387,000
         Liabilities                           --        (134,000)
                                       ----------     -----------

         Net assets in liquidation     $       --     $ 5,885,000
                                       ==========     ===========

         Condensed Statements of Changes
             Of Net Assets in Liquidation:

                                                                            NINE MONTHS
                                           YEAR ENDED       YEAR ENDED         ENDED
                                          DECEMBER 31,     DECEMBER 31,     DECEMBER 31,
                                              1999             1998            1997
                                          ------------     ------------     ------------
         Net Assets in Liquidation
           at beginning of period         $ 5,885,000      $ 6,359,000      $ 6,384,000
         Increase (decrease) during
           period:
           Operating Activities               510,000          580,000          345,000
           Liquidating Activities          (6,395,000)      (1,054,000)        (370,000)
                                          -----------      -----------      -----------
         Net decrease in Assets in
           Liquidation                     (5,885,000)        (474,000)         (25,000)
                                          -----------      -----------      -----------
         Net Assets in Liquidation at
           end of period                  $        --      $ 5,885,000      $ 6,359,000
                                          ===========      ===========      ===========

                     DAMSON/BIRTCHER REALTY INCOME FUND-II,
                               LIMITED PARTNERSHIP
                     --------------------------------------


NOTES TO FINANCIAL STATEMENTS (Cont'd.)

(3)      Investment in Cooper Village Partners (Cont'd.)

          Condensed Statement
            Of Operations:

                                                       FOR THE
                                                     THREE MONTHS
                                                   ENDED MARCH 31,
                                                        1997
                                                     ---------
         Rental and Other Income                     $ 242,000
         Operating and Other Expenses                  (84,000)
         Depreciation and Amortization                  (2,000)
                                                     ---------
         Net Income                                  $ 156,000
                                                     =========

         For the year ended December 31, 1998, the carrying value of real estate in the Partnership's investment in Cooper Village Partners was adjusted as the General Partners of Cooper Village Partners determined that the carrying value of real estate was in excess of its estimated net realizable value. The Partnership's portion (58%) of the adjustment was $328,000.

(4)       Transactions with Affiliates

          The Partnership has no employees and, accordingly, the General Partner and its affiliates perform services on behalf of the Partnership in connection with administering the affairs of the Partnership. The General Partner and affiliates are reimbursed for their general and administrative costs actually incurred and associated with services performed on behalf of the Partnership. For the years ended December 31, 1999, 1998 and 1997 the Partnership was charged with approximately $103,000, $115,000 and $114,000, respectively, of such expenses.

          An affiliate of the General Partner provides property management services with respect to the Partnership's properties and receives a fee for such services not to exceed 6% of the gross receipts from the properties under management, provided that leasing services are performed, otherwise not to exceed 3%. Such fees amounted to approximately $138,000 in 1999, $181,000 in 1998 and $159,000 in 1997.
          The General Partner was also paid a leasing fee for services rendered in connection with leasing space in a partnership property after the expiration or termination of any lease of such space including renewal options. Such fees amounted to $65,000, $36,000 and $35,000 for the years ended December 31, 1999, 1998, and 1997, respectively. As reimbursement of costs for on-site property management personnel and other related costs, an affiliate of the General Partner received $90,000 in 1999, $114,000 in 1998 and $109,000 in 1997. In addition to the aforementioned, the General Partner was also paid $47,000, $55,000 and $51,000 related to the Partnership's portion (58%) of property management fees, leasing fees, reimbursement of on-site property management personnel and other reimbursable expenses for CV Partners for the year ended December 31, 1999, 1998 and 1997, respectively.

          The amended Partnership Agreement provides for the Partnership's payment to the General Partner of an annual asset management fee equal to .45% (55% in 1998 and 65% in 1997) of the aggregate appraised value of the Partnership's properties as determined by independent appraisal undertaken in January of each year. Such fees for the year ended December 31, 1999, 1998 and 1997, amounted to $97,000, $160,000 and
          $170,000, respectively. In addition to the aforementioned, the General Partner was also paid $11,000, $20,000 and $23,000, related to the Partnership's portion (58%) of asset management fees

                     DAMSON/BIRTCHER REALTY INCOME FUND-II,
                               LIMITED PARTNERSHIP
                     --------------------------------------


NOTES TO FINANCIAL STATEMENTS (Cont'd.)

(4)      Transactions with Affiliates (Cont'd.)

         for Cooper Village Partners for the years ended December 31, 1999, 1998 and 1997, respectively.

(5)      Loss from Sale of Real Estate

         During the year ended December 31, 1999, the Partnership sold five of its six properties (including its 58% interest in Cooper Village Shopping Center) in three separate transactions, as set forth below:

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

         The sale of Cooper Village shopping center resulted in a gain of $263,000 (representing the Partnership's 58% interest), which is reflected on the Statement of Changes of Net Assets in Liquidation. The Partnership's portion of the final distribution from CV Partners was $3,747,000.

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

         The sale of Ladera-II shopping center resulted in a gain of approximately $4,000 upon disposition.

                     DAMSON/BIRTCHER REALTY INCOME FUND-II,
                               LIMITED PARTNERSHIP
                     --------------------------------------


NOTES TO FINANCIAL STATEMENTS (Cont'd.)

(5)      Loss from Sale of Real Estate (Cont'd.)

         The Rubin Pachulsky Dew Transaction

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

         The purchase price for the Creekridge Business Center was effectively reduced by approximately $905,000 in a tenant improvement allowance. As previously reported, the Partnership had entered into a lease for the 42,203 square foot space at Creekridge Business Center that was vacated by Delta Dental. Pursuant to that lease, the Partnership granted the tenant an allowance of up to approximately $905,000 for tenant improvements, pending agreement regarding the design for building out the space.

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

         A portion of the proceeds from the sale of the properties to Rubin Pachulsky Dew continues to be held in escrow. A sum equal to two and one-half percent of the purchase price was held back as a potential source of payment for any claims that may arise related to a Partnership breach of certain representations and warranties related to the sale (expiring on September 23, 2000) and for any litigation costs that may arise (released to the Partnership on March 23, 2000). The remaining cash held in escrow relates to holdbacks for tax prorations. The cash held in escrow is included in the calculation of loss from sale of real estate.

         The sales of Creekridge, Kennedy Corporate Center and Lakeland Business Center resulted in net gains or (losses) of approximately ($688,000), $379,000 and ($34,000), respectively upon disposition.

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


NOTES TO FINANCIAL STATEMENTS (Cont'd.)

(6)      Commitments and Contingencies (Cont'd.)

         Litigation (Cont'd.)

         Madison Partnership and ISA Partnership Litigation
         --------------------------------------------------

         On April 2, 1999, Madison Partnership Liquidity Investors XVI, LLC and ISA Partnership Liquidity Investors filed a purported class and derivative action in the California Superior Court in Orange County, California against Damson Birtcher Partners, Birtcher/Liquidity Properties, Birtcher Partners, Birtcher Investors, Birtcher Investments, Birtcher Limited, Breicorp LP Special Fund II, L.P., Liquidity Fund Asset Management, Inc., Robert M. Anderson, Brent R. Donaldson, Arthur B. Birtcher, Ronald E. Birtcher, and Richard G. Wollack, Defendants, and Damson/Birtcher Realty Income Fund-I, Damson/Birtcher Realty Income Fund-II, and Real Estate Income Partners III, Nominal Defendants. The complaint asserts claims for breach of fiduciary duty and breach of contract. The gravamen of the complaint is that the General Partners of these limited partnerships have not undertaken all reasonable efforts to expedite liquidation of the Partnerships' properties and to maximize the returns to the Partnerships' limited partners. The complaint seeks unspecified monetary damages, attorneys' fees and litigation expenses, and an order for dissolution of the partnerships and appointment of an independent liquidating trustee. The Partnership moved to dismiss the case on the grounds that the pending Bigelow class action, discussed above, raises essentially the same claims. The court granted the Company's motion and has ordered a stay of the litigation. The court will re-evaluate the stay at a May 19, 2000 status conference.

         Future Minimum Annual Rentals

         The Partnership has determined that all leases which had been executed as of December 31, 1999, are properly classified as operating leases for financial reporting purposes. Future minimum annual rental income to be received under such leases as of December 31, 1999, is as follows:

               Year Ending December 31,
               ------------------------
                         2000                 $743,000
                         2001                   66,000
                         2002                       --
                         2003                       --
                         2004                       --
                      Thereafter                    --
                                              --------
                                              $809,000
                                              ========

         Certain of these leases also provide for, among other things: tenant reimbursements to the Partnership of certain operating expenses; payments of additional rents in amounts equal to a set percentage of the tenant's annual revenue in excess of specified levels; and escalations in annual rents based upon the Consumer Price Index.

                     DAMSON/BIRTCHER REALTY INCOME FUND-II,
                               LIMITED PARTNERSHIP
                     --------------------------------------


NOTES TO FINANCIAL STATEMENTS (Cont'd.)

(7)      Accounts Payable and Accrued Liabilities

         Accounts payable and accrued liabilities consist of the following:

                                                           DECEMBER 31,
                                                  -------------------------------
                                                    1999                   1998
                                                  --------               --------
         Real estate taxes                        $     --               $362,000
         Security deposits                          54,000                145,000
         Accounts payable and other                156,000                178,000
                                                  --------               --------
                                                  $210,000               $685,000
                                                  ========               ========

(8)      Accrued Expenses for Liquidation

         Accrued expenses for liquidation as of December 31, 1999, include estimates of costs to be incurred in carrying out the dissolution and liquidation of the Partnership. These costs include estimates of legal fees, accounting fees, tax preparation and filing fees, and other professional services. At December 31, 1999, the General Partner re-evaluated the estimated costs to wind up and dissolve the Partnership given the uncertainty involved with the ongoing litigation. The provision for liquidation expenses was accordingly adjusted by an additional $181,000 to reflect the revised estimates. The allowance for accrued expenses for liquidation does not, however, reflect any costs of the ongoing litigation due to the uncertainty associated with those matters.

(9)      Subsequent Events

         On February 9, 2000, the Partnership sold Iomega Business Center to ANA Development, L.C. ("ANA"), for a purchase price of $8,085,000. ANA is a local real estate developer that is not affiliated in any way with the Partnership or the General Partner, or any of the General Partner's principals or affiliates. ANA did not hire the General Partner or any affiliate to perform asset management or property management services for this property after close of the sale. The Partnership was represented by a third-party broker, and ANA was represented by an ANA-affiliated broker in this transaction. Collectively, these brokers will be paid a commission not to exceed $242,550.

         ANA delivered approximately $400,000 cash to escrow (portions of which were used in connection with closing costs and rent prorations), plus two promissory notes in the face amount of $6,468,000 (the "First Note") and $1,217,000 (the "Second Note"), respectively. The First Note bears 9% interest, with monthly payments based upon a 20-year amortization schedule. It is due on June 15, 2000 and is secured by a first deed of trust and assignment of rents and leases on Iomega. The Second Note bears 12% interest, with monthly payments of interest only. In addition, any "net cash flow" generated by Iomega will be paid to the Partnership and applied against principal and interest payable under the Second Note. The Second Note is due on June 15, 2000 and is secured by a second deed of trust and assignment of rents and leases on Iomega, plus first deeds of trust encumbering two other parcels of real estate located in Salt Lake City, Utah and Davis County, Utah, plus a pledge of the ANA-affiliate broker's commission.

                     DAMSON/BIRTCHER REALTY INCOME FUND-II,
                               LIMITED PARTNERSHIP
                     --------------------------------------


NOTES TO FINANCIAL STATEMENTS (Cont'd.)

(9)      Subsequent Events (Cont'd.)

         Shortly before closing, Iomega Corporation, which had leased the entire property since the Partnership originally purchased it, disclosed that it would not renew its lease on one of the buildings. To close the sale, the Partnership agreed to lease back the building from ANA for a term ending May 31, 2001. Iomega Corporation has not yet vacated the premises and is currently paying rent equal to the leaseback obligations; the Partnership is negotiating with Iomega Corporation and other prospective subtenants regarding further occupancy of the building. So long as the Second Note is outstanding in full, the Partnership has no rental obligation under the leaseback; if the Second
         Note is partly paid off, the Partnership's rental obligation will commence proportionately. Upon repayment in full of the Second Note, the Partnership will place in escrow the total estimated rental payments for the balance of the leaseback period. Thereafter, the Partnership will continue to receive all rental payments paid by Iomega Corporation or any other subtenant.

         Due to the significance of the promissory notes receivable in relationship to the total sales price of Iomega Business Center and the Partnership's continuing involvement through the leaseback agreement, the sales transaction did not meet the requirements under generally accepted accounting principals for full accrual profit recognition.

         On March 1, 2000, the Partnership made a cash distribution of $5,750,000 to its Limited Partners.

                     DAMSON/BIRTCHER REALTY INCOME FUND-II,
                               LIMITED PARTNERSHIP
                     --------------------------------------


                                  SCHEDULE III
                           REAL ESTATE IN LIQUIDATION
                             AS OF DECEMBER 31, 1999
                             (AMOUNTS IN THOUSANDS)

    COL. A                    COL. C                    COL. D                            COL. E                     COL. H
    ------                    ------                    ------                            ------                     ------
                                                  COSTS CAPITALIZED
                           INITIAL COST               SUBSEQUENT                    GROSS AMOUNT AT WHICH
                         TO PARTNERSHIP(c)        TO THE ACQUISITION            CARRIED AT CLOSE OF PERIOD(b)
                      ----------------------    ------------------------      ---------------------------------
                               BUILDINGS AND                    CARRYING              BUILDINGS AND                   DATE
DESCRIPTION(a)        LAND     IMPROVEMENTS     IMPROVEMENTS    COSTS(b)      LAND     IMPROVEMENTS    TOTAL(d)     ACQUIRED
--------------        ----     -------------    ------------    --------      ----    -------------    --------     --------
Iomega/Northpointe
  Business Center
  Roy, UT             $672        $7,834            $491        $(1,308)      $672        $7,017        $7,689      01/31/86
                      ----        ------            ----        -------       ----        ------        ------

TOTAL                 $672        $7,834            $491        $(1,308)      $672        $7,017        $7,689
                      ====        ======            ====        =======       ====        ======        ======

NOTE:  Columns B, F, G and I are either none or are not applicable.

See notes to table on following page.

                     DAMSON/BIRTCHER REALTY INCOME FUND-II,
                               LIMITED PARTNERSHIP
                     --------------------------------------


NOTES TO SCHEDULE III
---------------------

(a)      For a description of the property, see "Item 2. Property."

(b) Upon adoption of the liquidation basis of accounting on March 31, 1997, accumulated depreciation was deleted through an adjustment to the cost of the properties.

         In June 1999, the General Partner determined that the carrying value of Iomega was in excess of its net realizable value. As a result, the carrying value of Iomega was reduced by $294,000 to $7,600,000.

         For the year ended December 31, 1998, the General Partner determined that the carrying value of Iomega was less than its net realizable value. As a result, the carrying value of Iomega was increased by $1,529,000 to its estimated net realizable value of $7,895,000.

         The aggregate cost of land, buildings and improvements for Federal income tax purposes (unaudited) was $9,085,000 as of December 31, 1999. The differences between the aggregate cost of land, buildings and improvements for tax reporting purposes as compared to financial reporting purposes are primarily attributable to: 1) amounts received under rental agreements for non-occupied space, which were recorded as income for tax reporting purposes but were recorded as a reduction of the corresponding property basis for financial reporting purposes, and;
         2) the adjustments to the carrying value of real estate for financial statement purposes have no effect for tax reporting purposes.

(c) The initial cost to the Partnership includes acquisition fees paid to the General Partner.

(d)                          RECONCILIATION OF REAL ESTATE
                             -----------------------------

                                                            DECEMBER 31,
                                                 --------------------------------
                                                     1999                1998
                                                 ------------         -----------
         Balance at beginning of year            $ 23,587,000         $23,102,000
           Additions during the year:
               Improvements                                --             157,000
           Reductions during the year:
               Disposition of assets              (15,898,000)                 --
               Adjustment to the carrying
                value of properties                        --             328,000
                                                 ------------         -----------

         Balance at end of year                  $  7,689,000         $23,587,000
                                                 ============         ===========

                             COOPER VILLAGE PARTNERS
                             (A GENERAL PARTNERSHIP)
                             -----------------------

                          INDEPENDENT AUDITORS' REPORT
                          ----------------------------



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

In our opinion, the financial statements referred to above present fairly, in all material respects, the net assets in liquidation as of December 31, 1999 and 1998 of Cooper Village Partners, and the changes of net assets in liquidation for the years ended December 31, 1999, 1998 and the nine months ended December 31, 1997 and the results of its operations and its cash flows for the three months ended March 31, 1997, in conformity with generally accepted accounting principles applied on the bases of accounting as discussed in note 2. Also in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in notes 1 and 2 to the financial statements, the Partnership changed its basis of accounting as of March 31, 1997 from the going-concern basis to the liquidation basis.




                                              KPMG LLP


Orange County, California
March 24, 2000

                             COOPER VILLAGE PARTNERS
                             (A GENERAL PARTNERSHIP)
                             -----------------------

                     STATEMENTS OF NET ASSETS IN LIQUIDATION

                                                    DECEMBER 31,          DECEMBER 31,
ASSETS (Liquidation Basis):                            1999                  1998
---------------------------                         -----------            ----------
Property                                            $        --            $5,632,000

Cash and cash equivalents                                    --               301,000
Accounts receivable                                          --                81,000
Other assets                                                 --                 5,000
                                                    -----------            ----------

    Total Assets                                             --             6,019,000
                                                    -----------            ----------

LIABILITIES (Liquidation Basis):

Accounts payable and accrued liabilities                     --               125,000
Accrued expenses for liquidation                             --                 9,000
                                                    -----------            ----------

    Total Liabilities                                        --               134,000
                                                    -----------            ----------

Net Assets in Liquidation                           $        --            $5,885,000
                                                    ===========            ==========


The accompanying notes are an integral part of these Financial Statements.

                             COOPER VILLAGE PARTNERS
                             (A GENERAL PARTNERSHIP)
                             -----------------------

               STATEMENTS OF CHANGES OF NET ASSETS IN LIQUIDATION

                                                      FOR THE                FOR THE                 FOR THE
                                                    YEAR ENDED              YEAR ENDED             NINE MONTHS
                                                   DECEMBER 31,            DECEMBER 31,         ENDED DECEMBER 31,
                                                       1999                    1998                    1997
                                                   -----------             -----------             -----------
Net assets in liquidation at
 beginning of period                               $ 5,885,000             $ 6,359,000             $ 6,384,000
                                                   -----------             -----------             -----------
Increase (decrease) during period:
  Operating activities:
    Property operating income, net                     491,000                 650,000                 381,000
    Interest income                                     66,000                  16,000                  16,000
    General and administrative expenses                (41,000)                (47,000)                (39,000)
    Leasing commissions                                 (6,000)                (39,000)                (13,000)
                                                   -----------             -----------             -----------

                                                       510,000                 580,000                 345,000
                                                   -----------             -----------             -----------

Liquidating activities:
    Adjustment to carrying value of
      property in liquidation                               --                (564,000)                     --
    Gain from sale of real estate                      453,000                      --                      --
    Decrease in liquidation accrual                      9,000                      --                      --
    Distributions to partners                       (6,857,000)               (490,000)               (370,000)
                                                   -----------             -----------             -----------

                                                    (6,395,000)             (1,054,000)               (370,000)
                                                   -----------             -----------             -----------

Net decrease in assets in liquidation               (5,885,000)               (474,000)                (25,000)
                                                   -----------             -----------             -----------

Net assets in liquidation at
 end of period                                     $        --             $ 5,885,000             $ 6,359,000
                                                   ===========             ===========             ===========


The accompanying notes are an integral part of these financial statements.

                             COOPER VILLAGE PARTNERS
                             (A GENERAL PARTNERSHIP)
                             -----------------------

                             STATEMENT OF OPERATIONS
                    FOR THE THREE MONTHS ENDED MARCH 31, 1997
                    -----------------------------------------

         REVENUES:
            Rental income                            $238,000
            Interest and other income                   4,000
                                                     --------

              Total revenues                          242,000
                                                     --------

         EXPENSES:
            Operating expenses                         72,000
            Depreciation and amortization               2,000
            General and administrative                 12,000
                                                     --------

              Total expenses                           86,000
                                                     --------

         NET INCOME                                  $156,000
                                                     ========


   The accompanying notes are an integral part of these Financial Statements.

                             COOPER VILLAGE PARTNERS
                             (A GENERAL PARTNERSHIP)
                             -----------------------

                         STATEMENT OF PARTNERS' CAPITAL
                         ------------------------------


                                             FOR THE THREE MONTHS ENDED MARCH 31, 1997
                                    -------------------------------------------------------------
                                        GENERAL                 GENERAL
                                        PARTNER                 PARTNER
                                    DAMSON/BIRTCHER           REAL ESTATE
                                     REALTY INCOME              INCOME
                                        FUND II               PARTNERS III               TOTAL
                                    ---------------           ------------            -----------
Balance, December 31, 1996            $ 3,630,000             $ 2,727,000             $ 6,357,000

   Net income                              90,000                  66,000                 156,000
   Distributions                          (70,000)                (50,000)               (120,000)
                                      -----------             -----------             -----------

Balance, March 31, 1997               $ 3,650,000             $ 2,743,000             $ 6,393,000
                                      ===========             ===========             ===========


The accompanying notes are an integral part of these Financial Statements.

                             COOPER VILLAGE PARTNERS
                             (A GENERAL PARTNERSHIP)
                             -----------------------

                             STATEMENT OF CASH FLOWS
                    FOR THE THREE MONTHS ENDED MARCH 31, 1997
                    -----------------------------------------

         Cash flows from operating activities:
         Net income                                           $ 156,000
         Adjustments to reconcile net income
           to net cash provided by
           operating activities:
             Depreciation and amortization                        2,000

         Changes in:
             Accounts receivable                                (24,000)
             Accrued rent receivable                              2,000
             Prepaid expenses and other assets                    1,000
             Accounts payable and accrued
               liabilities                                       17,000
                                                              ---------
         Net cash provided by operating
           activities                                           154,000

         Cash flows from investing activities -
           investments in real estate                           (22,000)

         Cash flows from financing activities -
           distributions                                       (120,000)
                                                              ---------

         Net increase in cash and cash equivalents               12,000

         Cash and cash equivalents,
           beginning of period                                  355,000
                                                              ---------

         Cash and cash equivalents,
           end of period                                      $ 367,000
                                                              =========


   The accompanying notes are an integral part of these Financial Statements.

                             COOPER VILLAGE PARTNERS
                             (A GENERAL PARTNERSHIP)
                             -----------------------

NOTES TO FINANCIAL STATEMENTS
-----------------------------

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

         As of December 31, 1995, the General Partners decided to treat their properties, as well as the Partnership's property, as held for sale, instead of for investment, for financial statement purposes. Since 1993, the General Partners have considered several preliminary indications of interest from third parties to acquire the Partnership's property. The Partnership's sole property was held for sale throughout 1997 and 1998 and was sold on September 21, 1999. See Note 5 for a description of the transaction.

         In accordance with the liquidation basis of accounting (see Note 2), the carrying value of the Partnership's property was evaluated to ensure it was carried on the Partnership's Statements of Net Assets in Liquidation at net realizable value. The General Partners estimated net realizable value for this purpose by using an average of the offers it had received to acquire Cooper Village Shopping Center net of estimated selling costs, in lieu of obtaining appraisals at December 31, 1998.

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

         Cooper Village Shopping Center was sold on September 21, 1999 (see Note
         5) and the Partnership's assets were distributed to Fund II and Fund III upon dissolution of the Partnership prior to December 31, 1999.

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

         Cash and Cash Equivalents

         The Partnership invests its excess cash balances in short-term investments ("cash equivalents"). These investments are stated at cost, which approximates market, and consist of money market accounts, certificates of deposit and other non-equity cash investments. Cash equivalents at December 31, 1998 totaled $297,000. Cash equivalents are defined as temporary non-equity investments with original maturities of three months or less, which can be readily converted into cash and are not subject to changes in market value.

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

         Following are the Partnership's assets and liabilities as determined in accordance with generally accepted accounting principles ("GAAP") (liquidation basis of accounting) and for federal income tax reporting purposes at December 31:

                                                            1999                                         1998
                                            -----------------------------------           ---------------------------------
                                             GAAP BASIS              TAX BASIS             GAAP BASIS            TAX BASIS
                                            (LIQUIDATION)           (UNAUDITED)           (LIQUIDATION)         (UNAUDITED)
                                            -------------           -----------           -------------         -----------
                Total Assets                 $        --            $        --            $6,019,000            $6,508,000

                Total Liabilities            $        --            $        --            $  134,000            $  135,000

                             COOPER VILLAGE PARTNERS
                             (A GENERAL PARTNERSHIP)
                             -----------------------


NOTES TO FINANCIAL STATEMENTS (Cont'd.)

(2)      Summary of Significant Accounting Policies (Cont'd.)

         Income Taxes (Cont'd.)

         Following are the differences between Financial Statement and tax return income:

                                                                 1999          1998          1997
                                                             -----------     ---------     ---------
         Net income per Financial Statements (period
         ended March 31, 1997 for 1997)                      $        --     $      --     $ 156,000

         Change in net assets in liquidation from
         operating activities including adjustment to
         carrying value of real estate (nine months
         ended December 31, 1997 for 1997)                       510,000        16,000       345,000

         Depreciation differences on investments in real
         estate                                                 (212,000)     (221,000)     (221,000)

         Adjustment to carrying value of property in
         liquidation                                                  --       564,000            --

         Loss on sale of property in excess of book value     (1,339,000)           --            --

         Other                                                     6,000       (72,000)        7,000
                                                             -----------     ---------     ---------

         Taxable income per Federal tax return
         (unaudited)                                         $(1,035,000)    $ 287,000     $ 287,000
                                                             ===========     =========     =========

(3)      Transactions with Affiliates

         The Partnership has no employees and, accordingly, Birtcher Properties, an affiliate of the General Partner of Fund II and Fund III and its affiliates perform services on behalf of the Partnership in connection with administering the affairs of the Partnership. Birtcher Properties and affiliates are reimbursed for their general and administrative costs actually incurred and associated with services performed on behalf of the Partnership. For the years ended December 31, 1999, 1998 and 1997, the Partnership was charged with approximately $1,000, $1,000 and $1,000, respectively, of such expenses.

         An affiliate of the General Partner of Fund II and Fund III provides property management services with respect to the Partnership's property and receives a fee for such services not to exceed 6% of the gross receipts from the property under management provided that leasing services were performed, otherwise not to exceed 3%. Such fees amounted to approximately $43,000 in 1999, $53,000 in 1998, and $47,000 in 1997.
         In addition, as reimbursement of costs for on-site property management personnel and other related costs, an affiliate of the General Partner received $34,000 in 1999, $37,000 in 1998 and $37,000 in 1997, as
         reimbursement of costs for on-site property management personnel and other reimbursable costs.

                             COOPER VILLAGE PARTNERS
                             (A GENERAL PARTNERSHIP)
                             -----------------------


NOTES TO FINANCIAL STATEMENTS (Cont'd.)

(3)      Transactions with Affiliates (Cont'd.)

         The amended Partnership Agreements for Fund II and Fund III provide for payments to Birtcher Properties or its affiliates of an annual asset management fee equal to .45% (.55% in 1998 and .65% in 1997) of the aggregate appraised value of Cooper Village as determined by independent appraisal undertaken in January of each year. Such fees for the years ended December 31, 1999, 1998 and 1997, amounted to $18,000, $35,000 and $39,000, respectively.

         In addition, the amended Partnership Agreements for Fund II and Fund III provide for payment to the General Partner or its affiliates of a leasing fee for services rendered in connection with leasing space in the Partnership property after the expiration or termination of any lease of such space including renewal options. Fees for leasing services for the years ended December 31, 1999, 1998 and 1997, amounted to $2,000, $4,000 and $6,000, respectively.

(4)      Accounts Payable and Accrued Liabilities

         Accounts payable and accrued liabilities consist of the following:

                                                        DECEMBER 31,
                                               ----------------------------
                                                 1999                1998
                                               --------            --------
         Real estate taxes                     $     --            $ 73,000
         Accounts payable and other                  --               7,000
         Security deposits                           --              45,000
                                               --------            --------

                                               $     --            $125,000
                                               ========            ========

(5)      Gain from Sale of Real Estate

         On September 21, 1999, the Partnership sold Cooper Village Shopping Center, in Mesa, Arizona to Old Vine Corporation ("Old Vine"), a local shopping center operator that is not affiliated in any way with the Partnership, its General Partner or any of its principals or affiliates. The sale price was $6,175,000.

         The buyer was represented by a third-party broker in the transaction. The Partnership paid a broker commission of $79,000 from the sale proceeds. The General Partner was not paid any property disposition fee in connection with the sale. Old Vine has hired an affiliate of Birtcher to perform certain onsite property management services (not accounting or asset management), pursuant to a contract that is cancelable at any time upon 30 days notice.

         The sale of Cooper Village Shopping Center resulted in a gain of $453,000, which is reflected on the Statement of Changes of Net Assets in Liquidation.

                     DAMSON/BIRTCHER REALTY INCOME FUND-II,
                               LIMITED PARTNERSHIP
                     --------------------------------------


Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III
                                    --------

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

The general partner of LF Special Fund I, L.P., is Liquidity Fund Asset Management, Inc., a California corporation affiliated with Liquidity Financial Group, L.P. The principals and officers of Liquidity Fund Asset Management, Inc. are as follows:

         o  Richard G. Wollack, Chairman of the Board
         o  Brent R. Donaldson, President
         o  Deborah M. Richard, Chief Financial Officer

The general partner of Birtcher Investors is Birtcher Investments, a California general partnership. Birtcher Investments' general partner is Birtcher Limited, a California limited partnership and its general partner is BREICORP, a California corporation. The principals and relevant officers of BREICORP are as follows:

         o  Ronald E. Birtcher, Co-Chairman of the Board
         o  Arthur B. Birtcher, Co-Chairman of the Board
         o  Robert M. Anderson, Executive Director

Item 11. EXECUTIVE COMPENSATION

The following table sets forth the fees, compensation and other expense reimbursements paid to the General Partner and its affiliates in all capacities for each year in the three-year period ended December 31, 1999.

                                                    YEAR ENDED DECEMBER 31,
                                         ------------------------------------------------
                                           1999                1998                1997
                                         --------            --------            --------
General Partner's 1% share of
  distributable cash                     $ 15,000            $ 28,000            $ 24,000
Asset management fees                      97,000             160,000             170,000
Disposition fees                          208,000                  --                  --
Property management fees                  138,000             181,000             159,000
Property management expense
  reimbursements                           90,000             114,000             109,000
Other expense reimbursements              103,000             115,000             114,000
Leasing fee                                65,000              36,000              35,000
                                         --------            --------            --------

TOTAL                                    $716,000            $634,000            $611,000
                                         ========            ========            ========

                     DAMSON/BIRTCHER REALTY INCOME FUND-II,
                               LIMITED PARTNERSHIP
                     --------------------------------------


Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

As of December 31, 1999, Grape Investors, LLC was the beneficial owner of certain limited partnership interests, as follows:

  Title of              Name and address of          Amount and nature of     Percent
   Class                 beneficial owner           beneficial ownership(1)   of Class
  --------              -------------------         -----------------------   --------
Limited           Grape Investors, LLC                     $3,156,000            6%
Partnership       c/o Arlen Capital Advisors
Interests(2)      1650 Hotel Circle Dr. North
                  Suite 200
                  San Diego, CA 92018

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


                                     PART IV
                                     -------

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

         Reference has also been incorporated for the Form 8-K filed on October 15, 1999 reporting the sales of Creekridge Business Center, Kennedy Corporate Center, and Lakeland Business Center to Rubin Pachulsky Dew Properties, LLC, on September 23, 1999, sale of Ladera-II Shopping Center, to CA New Mexico, LLC, on September 22, 1999 and the sale of Cooper Village Shopping Center (co-owned with an affiliated partnership),to Old Vine Corporation ("Old Vine") on September 21, 1999.

                     DAMSON/BIRTCHER REALTY INCOME FUND-II,
                               LIMITED PARTNERSHIP
                     --------------------------------------

                                   SIGNATURES
                                   ----------

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

                                                             By:     BIRTCHER LIMITED,
                                                                     a California limited partnership,
                                                                     General Partner of Birtcher
                                                                     Investments

                                                                     By:     BREICORP,
                                                                             a California corporation,
                                                                             formerly known as Birtcher
                                                                             Real Estate Inc., General
                                                                             Partner of Birtcher Limited

Date:     March 30, 2000                                                     By:      /s/Robert M. Anderson
                                                                                      ---------------------
                                                                                      Robert M. Anderson
                                                                                      Executive Director
                                                                                      BREICORP

                                            By:     LF Special Fund I, L.P.,
                                                    a California limited partnership

                                                    By:      Liquidity Fund Asset Management, Inc.,
                                                             a California corporation, General Partner of LF
                                                             Special Fund I, L.P.

Date:     March 30, 2000                                     By: /s/ Brent R. Donaldson
                                                                 ----------------------
                                                                 Brent R. Donaldson
                                                                 President
                                                                 Liquidity Fund Asset Management, Inc.

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

     Signature                                     Capacity                                  Date
     ---------                                     --------                                  ----
/s/ Arthur B. Birtcher                      Co-Chairman of the Board -                  March 30, 2000
----------------------                      BREICORP
Arthur B. Birtcher

/s/ Ronald E. Birtcher                      Co-Chairman of the Board -                  March 30, 2000
----------------------                      BREICORP
Ronald E. Birtcher

/s/ Richard G. Wollack                      Chairman of Liquidity Fund                  March 30, 2000
----------------------                      Asset Management, Inc.
Richard G. Wollack

                                 EXHIBIT INDEX

Exhibit
  No.                               Description
-------                             -----------

  27              Financial Data Schedule