Form 10-Q
period 2000-03-31
DAMSON BIRTCHER REALTY INCOME FUND II LTD PARTNERSHIP
filed 2000-05-15
CIK 773915

                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended       March 31, 2000
                  --------------------------

Commission file number       0-14633
                       ---------------------

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

                                 Yes [X] No [ ]

           DAMSON/BIRTCHER REALTY INCOME FUND-II, LIMITED PARTNERSHIP
                          QUARTERLY REPORT ON FORM 10-Q
                    FOR THE THREE MONTHS ENDED MARCH 31, 2000

                                      INDEX
                                                                            Page
                                                                            ----

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

         Statements of Net Assets in Liquidation - March 31, 2000
         (Unaudited) and December 31, 1999 (Audited).......................... 3

         Statements of Changes of Net Assets in Liquidation -
         Three Months ended March 31, 2000 and 1999 (Unaudited)............... 4

         Notes to Financial Statements (Unaudited)............................ 5

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations....................... 11

Item 3.  Quantitative and Qualitative Market Risk Disclosures................ 16

PART II. OTHER INFORMATION................................................... 17

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

           DAMSON/BIRTCHER REALTY INCOME FUND-II, LIMITED PARTNERSHIP
                     STATEMENTS OF NET ASSETS IN LIQUIDATION

                                                 March 31,        December 31,
                                                   2000               1999
                                               -----------        ------------
ASSETS (Liquidation Basis):                    (unaudited)

Properties                                      $       --        $ 7,689,000
Cash and cash equivalents                        1,251,000          6,418,000
Cash held in escrow                                239,000            553,000
Accounts receivable, net                            77,000             14,000
Notes receivable                                 7,685,000                 --
Other assets                                        28,000             29,000
                                                ----------        -----------
    Total Assets                                 9,280,000         14,703,000
                                                ----------        -----------

LIABILITIES (Liquidation Basis):

Accounts payable and accrued liabilities           161,000            210,000
Deferred lease liability                           217,000                 --
Accrued expenses for liquidation                   258,000            310,000
                                                ----------        -----------
    Total Liabilities                              636,000            520,000
                                                ----------        -----------
Net Assets in Liquidation                       $8,644,000        $14,183,000
                                                ==========        ===========

The accompanying notes are an integral part of these financial statements.

           DAMSON/BIRTCHER REALTY INCOME FUND-II, LIMITED PARTNERSHIP
               STATEMENTS OF CHANGES OF NET ASSETS IN LIQUIDATION
                                   (UNAUDITED)

                                                  Three Months Ended
                                                       March 31,
                                            ---------------------------------
                                                2000                 1999
                                            ------------         ------------
Net assets in liquidation at beginning
    of period                               $ 14,183,000         $ 27,752,000
Increase (decrease) during period:
  Operating activities:
     Property operating income, net              133,000              723,000
     Equity in earnings of Cooper
       Village Partners                               --              109,000
     Interest income                             212,000               15,000
     Leasing commissions                              --             (102,000)
     General and administrative expenses              --             (166,000)
                                            ------------         ------------
                                                 345,000              579,000
                                            ------------         ------------

  Liquidating activities:
     Loss on sale of real estate                 (84,000)                  --
     Liquidation expenses                        (49,000)                  --
     Distributions to partners                (5,751,000)            (431,000)
                                            ------------         ------------
                                              (5,884,000)            (431,000)
                                            ------------         ------------
Net (decrease) increase in assets
    in liquidation                            (5,539,000)             148,000
                                            ------------         ------------
Net assets in liquidation at end
of period                                   $  8,644,000         $ 27,900,000
                                            ============         ============

   The accompanying notes are an integral part of these financial statements.

           DAMSON/BIRTCHER REALTY INCOME FUND-II, LIMITED PARTNERSHIP

NOTES TO FINANCIAL STATEMENTS - UNAUDITED

(1)      Accounting Policies

         The financial statements of Damson/Birtcher Realty Income Fund-II, Limited Partnership (the "Partnership") included herein have been prepared by the General Partner, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. These financial statements include all adjustments which are of a normal recurring nature and, in the opinion of the General Partner, are necessary for a fair presentation. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted, pursuant to the rules and regulations of the Securities and Exchange Commission. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Partnership's annual report on Form 10-K for the year ended December 31, 1999.

         Sale of the Properties

         The Partnership sold five of its six remaining properties during the year ended December 31, 1999 and on February 9, 2000, sold its last remaining property, Iomega Business Park (see Note 5).

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

         Segment ReportingThe Partnership adopted Statement of Financial Accounting Standards No. 131, "Disclosures About Segments of an Enterprise and Related Information" ("SFAS 131"). SFAS 131 requires, among other items, that a public business enterprise report a measure of segment profit or loss, certain specific revenue and expense items, segment assets, information about the revenues derived from the enterprise's products or services and major customers. SFAS 131 also requires

           DAMSON/BIRTCHER REALTY INCOME FUND-II, LIMITED PARTNERSHIP


NOTES TO FINANCIAL STATEMENTS - UNAUDITED (Cont'd.)

(1)      Accounting Policies (Cont'd.)

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

         Rental income from Iomega Corporation totaled $102,000 and $324,000 for the three months ended March 31, 2000 and 1999, respectively, or approximately 100% and 28%, respectively, of the Partnership's total rental income. Rental income from Delta Dental Corporation totaled $149,000 for the three months ended March 31, 1999, or approximately 12% of the Partnership's total rental income.

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

(2)      Transactions with Affiliates

         The Partnership has no employees and, accordingly, the General Partner and its affiliates perform services on behalf of the Partnership in connection with administering the affairs of the Partnership. The General Partner and affiliates are reimbursed for their general and administrative costs actually incurred and associated with services performed on behalf of the Partnership. For the three months ended March 31, 2000 and 1999 the Partnership incurred approximately $3,000 and $26,000, respectively, of such expenses.

         An affiliate of the General Partner provides property management services with respect to the Partnership's properties and receives a fee for such services not to exceed 6% of the gross receipts from the properties under management provided that leasing services are performed, otherwise not to exceed 3%. Such fees amounted to approximately $7,000 and $36,000, respectively, for the three months ended March 31, 2000 and 1999. In addition, an affiliate of the General Partner received $1,000 and $32,000 for the three months ended March 31, 2000 and 1999, respectively, as reimbursement of costs of on-site property management personnel and other reimbursable expenses.

           DAMSON/BIRTCHER REALTY INCOME FUND-II, LIMITED PARTNERSHIP


NOTES TO FINANCIAL STATEMENTS - UNAUDITED (Cont'd.)

(2)      Transactions with Affiliates (Cont'd.)

         Leasing fees for the three months ended March 31, 2000 and 1999, included charges of $2,000 and $51,000, respectively, from the General Partner and its affiliates for leasing services rendered in connection with leasing space in a Partnership property after expiration or termination of leases.

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

         The amended Partnership Agreement provides for the Partnership's payment to the General Partner of an annual asset management fee equal to .35% for 2000 and .45% for 1999 of the aggregate appraised value of the Partnership's properties. Appraised value was determined by the General Partner's estimate of fair value. Such fees for the three months ended March 31, 2000 and 1999, amounted to $4,000 and $29,000, respectively.

         In addition to the aforementioned, the General Partner was also paid $20,000, related to the Partnership's portion (58%) of asset management fees, property management fees, leasing fees, reimbursement of on-site property management personnel and other reimbursable expenses for Cooper Village Partners for the three months ended March 31, 1999. Cooper Village Shopping Center was sold in September 1999.

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

         In March 2000, defendants informed the Court and plaintiff that they would bring a Motion for Summary Judgment against the named plaintiff based upon the allegations set forth in plaintiff's complaint. On April 14, 2000, Bigelow/Diversified Secondary Partnership Fund 1990 filed a First Amended Class Action and Derivative Complaint against Damson/Birtcher Partners, Birtcher Investors, Birtcher/Liquidity Properties, Birtcher Partners, Birtcher Properties, Birtcher Ltd., Birtcher Investments, BREICORP, L.F. Special Fund II, L.P., L.F. Special Fund I, L.P., Liquidity Fund Asset Management, Inc., Arthur Birtcher, Ronald Birtcher, Robert Anderson, Richard G. Wollack and Brent R. Donaldson, the Partnership, Damson/Birtcher Realty Income Fund-I and Real Estate Income Partners III, alleging breach of fiduciary duty, breach of contract, and a derivative claim for breach of fiduciary duty. Defendants have not yet responded to the First Amended Complaint.

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

         Litigation (Cont'd.)

         Madison Partnership and ISA Partnership Litigation (Cont'd.)

         Investors, Birtcher Investments, Birtcher Limited, Breicorp LP Special Fund II, L.P., Liquidity Fund Asset Management, Inc., Robert M. Anderson, Brent R. Donaldson, Arthur B. Birtcher, Ronald E. Birtcher, and Richard G. Wollack, Defendants, and Damson/Birtcher Realty Income Fund-I, Damson/Birtcher Realty Income Fund-II, and Real Estate Income Partners III, Nominal Defendants. The complaint asserts claims for breach of fiduciary duty and breach of contract. The gravamen of the complaint is that the General Partners of these limited partnerships have not undertaken all reasonable efforts to expedite liquidation of the Partnerships' properties and to maximize the returns to the Partnerships' limited partners. The complaint seeks unspecified monetary damages, attorneys' fees and litigation expenses, and an order for dissolution of the partnerships and appointment of an independent liquidating trustee. The Partnership moved to stay or dismiss the case on the grounds that the pending Bigelow class action, discussed above, raises essentially the same claims. The court granted the Partnership's motion and ordered a stay of the litigation pending re-evaluation at a May 19, 2000 status conference. Plaintiffs have filed a motion to lift the stay, which is set for hearing on May 19, 2000.

(4)      Accrued Expenses for Liquidation

         Accrued expenses for liquidation as of March 31, 2000, include estimates of costs to be incurred in carrying out the dissolution and liquidation of the Partnership. These costs include estimates of legal fees, accounting fees, tax preparation and filing fees, other professional services and the general partner's liability insurance. During the three months ended March 31, 2000, the Partnership incurred $101,000 of such expenses. At March 31, 2000, the General Partner re-evaluated the estimated costs to wind up and dissolve the Partnership given the uncertainty involved with the ongoing litigation. The provision for liquidation expenses was accordingly increased by an additional $49,000 to reflect the revised estimates.

         The actual costs could vary significantly from the related provisions due to the uncertainty related to the length of time required to complete the liquidation and dissolution and the complexities which may arise in disposing of the Partnership's remaining assets. The accrued expenses for liquidation do not take into consideration the possible outcome of the ongoing litigation. Such costs are unknown and are not estimable at this time.

(5)      Loss on Sale of Real Estate

         On February 9, 2000, the Partnership sold Iomega Business Center to ANA Development, L.C. ("ANA"), for a purchase price of $8,085,000. ANA is a local real estate developer that is not affiliated in any way with the Partnership or the General Partner, or any of the General Partner's principals or affiliates. ANA did not hire the General Partner or any affiliate to perform asset management

           DAMSON/BIRTCHER REALTY INCOME FUND-II, LIMITED PARTNERSHIP


NOTES TO FINANCIAL STATEMENTS - UNAUDITED (Cont'd.)

(5)      Loss on Sale of Real Estate (Cont'd.)

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

         Shortly before closing, Iomega Corporation, which had leased the entire property since the Partnership originally purchased it, disclosed that it would not renew its lease on one of the buildings. To close the sale, the Partnership agreed to lease back the building from ANA for a term ending May 31, 2001. Iomega Corporation has not yet vacated the premises and is currently paying rent equal to the leaseback obligation; the Partnership is negotiating with Iomega Corporation and other prospective subtenants regarding further occupancy of the building. So long as the Second Note is outstanding in full, the Partnership has no rental obligation under the leaseback; if the Second
         Note is partly paid off, the Partnership's rental obligation will commence proportionately. Upon repayment in full of the Second Note, the Partnership will place in escrow the total estimated rental payments for the balance of the leaseback period. Thereafter, the Partnership will continue to receive all rental payments paid by Iomega Corporation or any other subtenant.

         At March 31, 2000, management's estimate of the Partnership's rental obligation was $217,000 as reflected on the Statement of Net Assets in Liquidation for the period. The actual rental obligation could vary significantly from the management's estimate due to the uncertainty related to the length of time Iomega Corporation will occupy the space and the complexities which may arise in the collection of the Second Note.

           DAMSON/BIRTCHER REALTY INCOME FUND-II, LIMITED PARTNERSHIP


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         Liquidity and Capital Resources

         Since the completion of its acquisition program in December 1988, the Partnership has been primarily engaged in the operation of its properties. The Partnership's original objective had been to hold its properties as long-term investments. However, an Information Statement, dated May 5, 1993, mandated that the General Partner seek a vote of the Limited Partners no later than December 31, 1996, regarding prompt liquidation of the Partnership in the event that properties with appraised values as of January 1993, which constituted at least one-half of the aggregate appraised values of all Partnership properties as of that date, were not sold or under contract for sale by the end of 1996. Given the mandate of the May 5, 1993 Information Statement, at December 31, 1995, the General Partner decided to account for the Partnership's properties as assets held for sale instead of for investment. In a Consent Solicitation dated February 18, 1997, the Partnership solicited and received the consent of the Limited Partners, to dissolve the Partnership and gradually settle and close the Partnership's business and dispose of and convey the Partnership's property as soon as practicable, consistent with obtaining reasonable value for the properties. The Partnership's properties were held for sale throughout 1999 and five of its six remaining properties were sold by year-end. The Partnership's remaining property was sold on February 9, 2000. (See Note 5 to the financial statements for further discussion).

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

         Sale of the Properties

         During the three month period ended September 30, 1999, the Partnership sold five of its six properties (including its 58% interest in Cooper Village Shopping Center) in three separate transactions, and on February 9, 2000, it sold its final property as set forth below:

           DAMSON/BIRTCHER REALTY INCOME FUND-II, LIMITED PARTNERSHIP


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Cont'd.)

         Liquidity and Capital Resources (Cont'd.)

         Sale of the Properties (Cont'd.)

         Cooper Village

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

         Sale of the Properties (Cont'd.)

         The Rubin Pachulsky Dew Transaction (Cont'd.)

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

         Iomega Business Center

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

         Sale of the Properties (Cont'd.)

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


         Other Matters

         On March 1, 2000, the Partnership made a special distribution of $5,751,000 to its limited partners.

         As of December 31, 1999, the Partnership had sold all of its operating properties except for Iomega Business Center. Iomega Business Center was subsequently sold on February 9, 2000 (see Note 5 to the financial statements). Due to the uncertainty involved with the ongoing litigation, it is possible that future distributions may be limited to a liquidating distribution upon Partnership wind down should funds be available at that time.

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

         Liquidity and Capital Resources (Cont'd.)

         Other Matters (Cont'd.)

         and Managers Association ("BOMA") industry standards as a guideline for necessary corrections and those corrections were successful. The Partnership did not experience any significant issues or problems relating to year 2000. The cost of the Partnership's accounting systems upgrade was borne by the General Partner and was not reimbursed by the Partnership.

         Results of Operations for the Three Months Ended March 31, 2000

         Because the Partnership is in the process of liquidating its remaining assets, a comparison of the results of operations is not practical. As the Partnership's assets (properties) are sold, the results of operations will be generated from a smaller asset base, and are therefore not comparable. The Partnership completed the sale of five of its six remaining properties in three separate transactions during 1999 and sold its final property in February 2000. The Partnership's operating results have been reflected on the Statements of Changes of Net Assets in Liquidation.

         For the three months ended March 31, 2000, the Partnership generated $133,000 of net operating income from the operation of its remaining property. The decrease in net operating income for the three months ended March 31, 2000 when compared to the same period in 1999 was primarily attributable to the sale of five of its six remaining properties during September 1999 and the sale of Iomega Business Center on February 9, 2000.

         Interest income resulted from the temporary investment of Partnership working capital and from the interest income earned on Notes Receivable. For the three months ended March 31, 2000, interest income was approximately $212,000. The increase in interest income was reflective of the temporary investment of cash and cash equivalent balances that were generated from the sale of the properties and from the interest income earned on Notes Receivable.

         Accrued expenses for liquidation as of March 31, 2000, include estimates of costs to be incurred in carrying out the dissolution and liquidation of the Partnership. These costs include estimates of legal fees, accounting fees, tax preparation and filing fees, and other professional services. During the three months ended March 31, 2000, the Partnership incurred $101,000 of such expenses. At March 31, 2000, the General Partner re-evaluated the estimated costs to wind up and dissolve the Partnership given the uncertainty involved with the ongoing litigation. The provision for liquidation expenses was accordingly increased by an additional $49,000 to reflect the revised estimates. The allowance for accrued expenses for liquidation does not, however, reflect any costs of the ongoing litigation due to the uncertainty associated with those matters.

         Liquidation expenses incurred for the three months ended March 31, 2000 include charges of $14,000 from the General Partner and its affiliates for services rendered in connection with administering the affairs of the Partnership and operating the Partnership's properties. Also included in accrued expenses for

           DAMSON/BIRTCHER REALTY INCOME FUND-II, LIMITED PARTNERSHIP


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Cont'd.)

         Results of Operations for the Three Months Ended March 31, 2000
         (Cont'd.)

         liquidation for the three months ended March 31, 2000 are direct charges of $87,000 relating to audit fees, tax preparation fees, legal and professional fees, costs incurred in providing information to the Limited Partners and other miscellaneous costs.

ITEM 3.  QUANTITATIVE AND QUALITATIVE MARKET RISK DISCLOSURES

         As of March 31, 2000, the Partnership had cash equivalents of $691,000 invested in interest-bearing certificates of deposit. These investments are subject to interest rate risk due to changes in interest rates upon maturity. Declines in interest rates over time would reduce Partnership interest income.

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

         In March 2000, defendants informed the Court and plaintiff that they would bring a Motion for Summary Judgment against the named plaintiff based upon the allegations set forth in plaintiff's complaint. On April 14, 2000, Bigelow/Diversified Secondary Partnership Fund 1990 filed a First Amended Class Action and Derivative Complaint against Damson/Birtcher Partners, Birtcher

           DAMSON/BIRTCHER REALTY INCOME FUND-II, LIMITED PARTNERSHIP


ITEM 1.  LEGAL PROCEEDINGS (Cont'd.)

         Bigelow Diversified Secondary Partnership Fund 1990 litigation
         (Cont'd.)

         Investors, Birtcher/Liquidity Properties, Birtcher Partners, Birtcher Properties, Birtcher Ltd., Birtcher Investments, BREICORP, L.F. Special Fund II, L.P., L.F. Special Fund I, L.P., Liquidity Fund Asset Management, Inc., Arthur Birtcher, Ronald Birtcher, Robert Anderson, Richard G. Wollack and Brent R. Donaldson, the Partnership, Damson/Birtcher Realty Income Fund-I and Real Estate Income Partners III, alleging breach of fiduciary duty, breach of contract, and a derivative claim for breach of fiduciary duty. Defendants have not yet responded to the First Amended Complaint.

         Madison Partnership and ISA Partnership Litigation

         On April 2, 1999, Madison Partnership Liquidity Investors XVI, LLC and ISA Partnership Liquidity Investors filed a purported class and derivative action in the California Superior Court in Orange County, California against Damson Birtcher Partners, Birtcher/Liquidity Properties, Birtcher Partners, Birtcher Investors, Birtcher Investments, Birtcher Limited, Breicorp LP Special Fund II, L.P., Liquidity Fund Asset Management, Inc., Robert M. Anderson, Brent R. Donaldson, Arthur B. Birtcher, Ronald E. Birtcher, and Richard G. Wollack, Defendants, and Damson/Birtcher Realty Income Fund-I, Damson/Birtcher Realty Income Fund-II, and Real Estate Income Partners III, Nominal Defendants. The complaint asserts claims for breach of fiduciary duty and breach of contract. The gravamen of the complaint is that the General Partners of these limited partnerships have not undertaken all reasonable efforts to expedite liquidation of the Partnerships' properties and to maximize the returns to the Partnerships' limited partners. The complaint seeks unspecified monetary damages, attorneys' fees and litigation expenses, and an order for dissolution of the partnerships and appointment of an independent liquidating trustee. The Partnership moved to stay or dismiss the case on the grounds that the pending Bigelow class action, discussed above, raises essentially the same claims. The court granted the Partnership's motion and ordered a stay of the litigation pending re-evaluation at a May 19, 2000 status conference. Plaintiffs have filed a motion to lift the stay, which is set for hearing on May 19, 2000.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         a)       Exhibits:

                  27 - Financial Data Schedule

         b)       Reports on Form 8-K:

                  None filed in the quarter ended March 31, 2000.

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

                                By: BIRTCHER LIMITED,
                                    a California limited partnership,
                                    General Partner of Birtcher Investments

                                    By: BREICORP,
                                        a California corporation,
                                        formerly known as Birtcher
                                        Real Estate Inc., General
                                        Partner of Birtcher Limited

Date: May 15, 2000                      By: /s/ Robert M. Anderson
                                            ------------------------
                                                Robert M. Anderson
                                                Executive Director
                                                BREICORP

                           By: LF Special Fund I, L.P.,
                               a California limited partnership

                               By: Liquidity Fund Asset Management, Inc.,
                                   a California corporation, General
                                   Partner of LF Special Fund I, L.P.

Date: May 15, 2000                 By: /s/ Brent R. Donaldson
                                       -----------------------------
                                           Brent R. Donaldson
                                           President
                                           Liquidity Fund Asset Management, Inc.

                                 EXHIBIT INDEX

EXHIBIT
NUMBER                           DESCRIPTION
-------                          ------------

  27                             Financial Data Schedule