Form 10-Q
period 2000-06-30
DAMSON BIRTCHER REALTY INCOME FUND II LTD PARTNERSHIP
filed 2000-08-14
CIK 773915

                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended                 June 30, 2000
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

           DAMSON/BIRTCHER REALTY INCOME FUND-II, LIMITED PARTNERSHIP
                          QUARTERLY REPORT ON FORM 10-Q
                    FOR THE THREE MONTHS ENDED JUNE 30, 2000

                                      INDEX

                                                                                 Page
                                                                                 ----
PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

         Statements of Net Assets in Liquidation - June 30, 2000
         (Unaudited) and December 31, 1999 (Audited)........................       3

         Statements of Changes of Net Assets in Liquidation -
         Three and Six Months ended June 30, 2000 and 1999 (Unaudited)......       4

         Notes to Financial Statements (Unaudited)..........................       5

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations......................      12

Item 3.  Quantitative and Qualitative Market Risk Disclosures...............      18

PART II. OTHER INFORMATION..................................................      19

                          PART I. FINANCIAL INFORMATION


ITEM 1.           FINANCIAL STATEMENTS


           DAMSON/BIRTCHER REALTY INCOME FUND-II, LIMITED PARTNERSHIP
                     STATEMENTS OF NET ASSETS IN LIQUIDATION

                                                  June 30,          December 31,
                                                    2000               1999
                                                 ----------         -----------
ASSETS (Liquidation Basis):                      (unaudited)
---------------------------

Properties                                       $       --         $ 7,689,000
Cash and cash equivalents                         1,778,000           6,418,000
Cash held in escrow                                 239,000             553,000
Accounts receivable, net                             59,000              14,000
Notes receivable                                  7,523,000                  --
Other assets                                         28,000              29,000
                                                 ----------         -----------

    Total Assets                                  9,627,000          14,703,000
                                                 ----------         -----------

LIABILITIES (Liquidation Basis):
--------------------------------

Accounts payable and accrued liabilities            147,000             210,000
Deferred lease liability                             87,000                  --
Accrued expenses for liquidation                    188,000             310,000
                                                 ----------         -----------

    Total Liabilities                               422,000             520,000
                                                 ----------         -----------

Net Assets in Liquidation                        $9,205,000         $14,183,000
                                                 ==========         ===========


The accompanying notes are an integral part of these financial statements.

           DAMSON/BIRTCHER REALTY INCOME FUND-II, LIMITED PARTNERSHIP
               STATEMENTS OF CHANGES OF NET ASSETS IN LIQUIDATION
                                   (UNAUDITED)

                                             Three Months Ended              Six Months Ended
                                                 June 30,                        June 30,
                                        ---------------------------    ----------------------------
                                           2000            1999            2000            1999
                                        -----------    ------------    ------------    ------------
Net assets in liquidation
 at beginning of period                 $ 8,644,000    $ 27,900,000    $ 14,183,000    $ 27,752,000
Increase (decrease) during period:
     Operating activities:
       Property operating income, net            --         749,000         133,000       1,472,000
       Equity in earnings of Cooper
         Village Partners                        --          90,000              --         199,000
       Interest income                      218,000          16,000         429,000          31,000
       Miscellaneous income                  87,000              --          87,000              --
       Leasing commissions                       --              --              --        (102,000)
       General and administrative
        expenses                                 --        (153,000)             --        (319,000)
                                        -----------    ------------    ------------    ------------

                                            305,000         702,000         649,000       1,281,000
                                        -----------    ------------    ------------    ------------

  Liquidating activities:
       Gain on sale of real
        estate                              251,000              --         167,000              --
       Liquidation expenses                   5,000              --         (43,000)             --
       Distributions to partners                 --        (473,000)     (5,751,000)       (904,000)
                                        -----------    ------------    ------------    ------------

                                            256,000        (473,000)     (5,627,000)       (904,000)
                                        -----------    ------------    ------------    ------------

Net increase (decrease) in assets
 in liquidation                             561,000         229,000      (4,978,000)        377,000
                                        -----------    ------------    ------------    ------------

Net assets in liquidation at
 end of period                          $ 9,205,000    $ 28,129,000    $  9,205,000    $ 28,129,000
                                        ===========    ============    ============    ============


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

         Rental income from Iomega Corporation totaled $0 and $325,000 for the three months ended June 30, 2000 and 1999, respectively, or approximately 0% and 27%, respectively, of the Partnership's total rental income. For the six months there ended, rental income from Iomega Corporation totaled $102,000 and $649,000 or 100% and 28% of the Partnership's total rental income.

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

(2)      Transactions with Affiliates

         The Partnership has no employees and, accordingly, the General Partner and its affiliates perform services on behalf of the Partnership in connection with administering the affairs of the Partnership. The General Partner and affiliates are reimbursed for their general and administrative costs actually incurred and associated with services performed on behalf of the Partnership. For the three months ended June 30, 2000 and 1999 the Partnership incurred approximately $8,000 and $42,000, respectively, of such expenses. For the six months there ended, such expenses amounted to $10,000 and $68,000, respectively.

         An affiliate of the General Partner provides property management services with respect to the Partnership's properties and receives a fee for such services not to exceed 6% of the gross receipts from the properties under management provided that leasing services are performed, otherwise not to exceed 3%. Such fees amounted to approximately $0 and $43,000, respectively, for the three months ended June 30, 2000 and 1999 and $7,000 and $79,000 for the six months there ended. In addition, an affiliate of the General Partner received $0 and

           DAMSON/BIRTCHER REALTY INCOME FUND-II, LIMITED PARTNERSHIP


NOTES TO FINANCIAL STATEMENTS - UNAUDITED (Cont'd.)

(2)      Transactions with Affiliates (Cont'd.)

         $29,000 for the three months ended June 30, 2000 and 1999, respectively, as reimbursement of costs of on-site property management personnel and other reimbursable expenses. These payments amounted to $1,000 and $61,000 for the six months there ended.

         Leasing fees for the three months ended June 30, 2000 and 1999, included charges of $0 and $7,000, respectively, from the General Partner and its affiliates for leasing services rendered in connection with leasing space in a Partnership property after expiration or termination of leases. For the six months there ended, such fees were $2,000 and $58,000, respectively.

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

         The amended Partnership Agreement provides for the Partnership's payment to the General Partner of an annual asset management fee equal to .35% for 2000 and .45% for 1999 of the aggregate appraised value of the Partnership's properties. Appraised value was determined by the General Partner's estimate of fair value. Such fees for the three months ended June 30, 2000 and 1999, amounted to $0 and $29,000, and for the six months there ended, they amounted to $4,000 and $59,000, respectively. Since the Partnership has sold all of its properties, the Partnership no longer pays an asset management fee.

         In addition to the aforementioned, the General Partner was also paid $19,000 and $39,000, related to the Partnership's portion (58%) of asset management fees, property management fees, leasing fees, reimbursement of on-site property management personnel and other reimbursable expenses for Cooper Village Partners for the three and six months ended June 30, 1999, respectively. Cooper Village Shopping Center was sold in September 1999.

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

         In March 2000, defendants informed the Court and plaintiff that they would bring a Motion for Summary Judgment against the named plaintiff based upon the allegations set forth in plaintiff's complaint. On April 14, 2000, Bigelow/Diversified Secondary Partnership Fund 1990 filed a First Amended Class Action and Derivative Complaint against Damson/Birtcher Partners, Birtcher Investors, Birtcher/Liquidity Properties, Birtcher Partners, Birtcher Properties, Birtcher Ltd., Birtcher Investments, BREICORP, L.F. Special Fund II, L.P., L.F. Special Fund I, L.P., Liquidity Fund Asset Management, Inc., Arthur Birtcher, Ronald Birtcher, Robert Anderson, Richard G. Wollack and Brent R. Donaldson, the Partnership, Damson/Birtcher Realty Income Fund-I and Real Estate Income Partners III, alleging breach of fiduciary duty, breach of contract, and a derivative claim for breach of fiduciary duty. Defendants have answered the First Amended Complaint.

           DAMSON/BIRTCHER REALTY INCOME FUND-II, LIMITED PARTNERSHIP


NOTES TO FINANCIAL STATEMENTS - UNAUDITED (Cont'd.)

(3)      Commitments and Contingencies (Cont'd.)

         Litigation (Cont'd.)

         Madison Partnership and ISA Partnership Litigation

         On April 2, 1999, Madison Partnership Liquidity Investors XVI, LLC and ISA Partnership Liquidity Investors filed a purported class and derivative action in the California Superior Court in Orange County, California against Damson Birtcher Partners, Birtcher/Liquidity Properties, Birtcher Partners, Birtcher Investors, Birtcher Investments, Birtcher Limited, Breicorp LP Special Fund II, L.P., Liquidity Fund Asset Management, Inc., Robert M. Anderson, Brent R. Donaldson, Arthur B. Birtcher, Ronald E. Birtcher, and Richard G. Wollack, Defendants, and Damson/Birtcher Realty Income Fund-I, Damson/Birtcher Realty Income Fund-II, and Real Estate Income Partners III, Nominal Defendants. The complaint asserts claims for breach of fiduciary duty and breach of contract. The gravamen of the complaint is that the General Partners of these limited partnerships have not undertaken all reasonable efforts to expedite liquidation of the Partnerships' properties and to maximize the returns to the Partnerships' limited partners. The complaint seeks unspecified monetary damages, attorneys' fees and litigation expenses, and an order for dissolution of the partnerships and appointment of an independent liquidating trustee. The Partnership moved to stay or dismiss the case on the grounds that the pending Bigelow class action, discussed above, raises essentially the same claims. The court granted the Partnership's motion and ordered a stay of the litigation pending re-evaluation at a May 23, 2000 status conference. The court lifted the stay on May 23, 2000. Plaintiffs have initiated document discovery. A status conference is currently scheduled for September 8, 2000.

(4)      Accrued Expenses for Liquidation

         Accrued expenses for liquidation as of June 30, 2000, include estimates of costs to be incurred in carrying out the dissolution and liquidation of the Partnership. These costs include estimates of legal fees, accounting fees, tax preparation and filing fees, other professional services and the general partner's liability insurance. During the three months ended June 30, 2000, the Partnership incurred $65,000 of such expenses. At June 30, 2000, the General Partner re-evaluated the estimated costs to wind up and dissolve the Partnership given the uncertainty involved with the ongoing litigation. The provision for liquidation expenses was accordingly reduced by $5,000 to reflect the revised estimates.

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

(5)      Gain on Sale of Real Estate

         On February 9, 2000, the Partnership sold Iomega Business Center to ANA

           DAMSON/BIRTCHER REALTY INCOME FUND-II, LIMITED PARTNERSHIP


NOTES TO FINANCIAL STATEMENTS - UNAUDITED (Cont'd.)

(5)      Gain on Sale of Real Estate (Cont'd.)

         Development, L.C. ("ANA"), for a purchase price of $8,085,000. ANA is a local real estate developer that is not affiliated in any way with the Partnership or the General Partner, or any of the General Partner's principals or affiliates. ANA did not hire the General Partner or any affiliate to perform asset management or property management services for this property after close of the sale. The Partnership was represented by a third-party broker, and ANA was represented by an ANA-affiliated broker in this transaction. Collectively, these brokers were to be paid a commission not to exceed $242,550.

         ANA delivered approximately $400,000 cash to escrow (portions of which were used in connection with closing costs and rent prorations), plus two promissory notes in the face amount of $6,468,000 (the "First Note") and $1,217,000 (the "Second Note"), respectively. The First Note bears 9% interest, with monthly payments based upon a 20-year amortization schedule. It was due on June 15, 2000 and is secured by a first deed of trust and assignment of rents and leases on Iomega. The Second Note bears 12% interest, with monthly payments of interest only. In addition, any "net cash flow" generated by Iomega will be paid to the Partnership and applied against principal and interest payable under the Second Note. The Second Note was due on June 15, 2000 and is secured by a second deed of trust and assignment of rents and leases on Iomega, plus first deeds of trust encumbering two other parcels of real estate located in Salt Lake City, Utah and Davis County, Utah, plus a pledge of the ANA-affiliated broker's commission.

         Shortly before closing, Iomega Corporation, which had leased the entire property since the Partnership originally purchased it, disclosed that it would not renew its lease on one of the buildings. To close the sale, the Partnership agreed to lease back the building from ANA for a term ending May 31, 2001. Iomega Corporation has not yet vacated the premises and has, in fact, signed two sub-leases (at different rental rates) covering the building it had announced it would vacate. The leases terminate May 31, 2003. So long as the Second Note is outstanding in full, the Partnership has no rental obligation under the leaseback; if the Second Note is partly paid off, the Partnership's rental obligation will commence proportionately. Upon repayment in full of the Second Note, the Partnership will place in escrow the total estimated rental payments for the balance of the leaseback period. Thereafter, the Partnership will continue to receive all rental payments paid by Iomega Corporation or any other subtenant. ANA failed to pay off the First Note and Second Note on their original maturity date, June 15, 2000. The Partnership has extended the payment date to September 26, 2000 (or October 26, 2000 if ANA has obtained a binding loan commitment from an institutional lender) in exchange for personal guarantees of the indebtedness by the three principals of ANA.

         At June 30, 2000, management's estimate of the Partnership's rental obligation was $87,000 as reflected on the Statement of Net Assets in Liquidation for the period. The actual rental obligation could vary significantly from the management's estimate due to the uncertainty related to the complexities which may arise in the collection of the Second Note.

         The Partnership realized a gain on the sale of $167,000, in excess of its carrying value, after deducting for closing costs, prorations and management's estimate of the Partnership's rental obligation. As of June 30, 2000, management

           DAMSON/BIRTCHER REALTY INCOME FUND-II, LIMITED PARTNERSHIP


NOTES TO FINANCIAL STATEMENTS - UNAUDITED (Cont'd.)

(5)      Gain on Sale of Real Estate (Cont'd.)

         lowered its estimate of the Partnership's rental obligation under the leaseback arrangement from $218,000 (at March 31, 2000) to $87,000. The revision resulted from the General Partner successfully sub-leasing through May 31, 2003, the building the Partnership was responsible for under the leaseback arrangement with the buyer of the property. In addition, a commission of $121,000 that was previously payable to an affiliate of the buyer upon payment in full of the Second Note, has been eliminated due to ANA's failure to pay off the Second Note on its original maturity date of June 15, 2000.

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

         Iomega Business Center

         On February 9, 2000, the Partnership sold Iomega Business Center to ANA Development, L.C. ("ANA"), for a purchase price of $8,085,000. ANA is a local real estate developer that is not affiliated in any way with the Partnership or the General Partner, or any of the General Partner's principals or affiliates. ANA did not hire the General Partner or any affiliate to perform asset management or property management services for this property after close of the sale. The Partnership was represented by a third-party broker, and ANA was represented by an ANA-affiliated broker in this transaction. Collectively, these brokers were to be paid a commission not to exceed $242,550.

           DAMSON/BIRTCHER REALTY INCOME FUND-II, LIMITED PARTNERSHIP


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Cont'd.)

         Liquidity and Capital Resources (Cont'd.)

         Sale of the Properties (Cont'd.)

         Iomega Business Center (Cont'd.)

         ANA delivered approximately $400,000 cash to escrow (portions of which were used in connection with closing costs and rent prorations), plus two promissory notes in the face amount of $6,468,000 (the "First Note") and $1,217,000 (the "Second Note"), respectively. The First Note bears 9% interest, with monthly payments based upon a 20-year amortization schedule. It was due on June 15, 2000 and is secured by a first deed of trust and assignment of rents and leases on Iomega. The Second Note bears 12% interest, with monthly payments of interest only. In addition, any "net cash flow" generated by Iomega will be paid to the Partnership and applied against principal and interest payable under the Second Note. The Second Note was due on June 15, 2000 and is secured by a second deed of trust and assignment of rents and leases on Iomega, plus first deeds of trust encumbering two other parcels of real estate located in Salt Lake City, Utah and Davis County, Utah, plus a pledge of the ANA-affiliated broker's commission.

         Shortly before closing, Iomega Corporation, which had leased the entire property since the Partnership originally purchased it, disclosed that it would not renew its lease on one of the buildings. To close the sale, the Partnership agreed to lease back the building from ANA for a term ending May 31, 2001. Iomega Corporation has not yet vacated the premises and has, in fact, signed two sub-leases (at different rental rates) covering the building it had announced it would vacate. The leases terminate May 31, 2003. So long as the Second Note is outstanding in full, the Partnership has no rental obligation under the leaseback; if the Second Note is partly paid off, the Partnership's rental obligation will commence proportionately. Upon repayment in full of the Second Note, the Partnership will place in escrow the total estimated rental payments for the balance of the leaseback period. Thereafter, the Partnership will continue to receive all rental payments paid by Iomega Corporation or any other subtenant. ANA failed to pay off the First Note and Second Note on their original maturity date, June 15, 2000. The Partnership has extended the payment date to September 26, 2000 (or October 26, 2000 if ANA has obtained a binding loan commitment from an institutional lender) in exchange for personal guarantees of the indebtedness by the three principals of ANA.

         At June 30, 2000, management's estimate of the Partnership's rental obligation was $87,000 as reflected on the Statement of Net Assets in Liquidation for the period. The actual rental obligation could vary significantly from the management's estimate due to the uncertainty related to the complexities which may arise in the collection of the Second Note.

         The Partnership realized a gain on the sale of $167,000, in excess of its carrying value, after deducting for closing costs, prorations and management's estimate of the Partnership's rental obligation. As of June 30, 2000, management lowered its estimate of the Partnership's rental obligation under the leaseback arrangement from $218,000 (at March 31, 2000) to $87,000. The revision resulted from the General Partner successfully sub-leasing through May 31, 2003, the building the Partnership was responsible for under the leaseback arrangement with the buyer of the property. In addition, a commission of $121,000 that was previously payable to an affiliate of the buyer upon payment in full of the Second Note, has been eliminated due to ANA's failure to pay off the Second Note on its original maturity date of June 15, 2000.

         Other Matters

         Regular distributions through the year ended December 31, 1999 represented net

           DAMSON/BIRTCHER REALTY INCOME FUND-II, LIMITED PARTNERSHIP


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Cont'd.)

         Liquidity and Capital Resources (Cont'd.)

         Other Matters (Cont'd.)

         cash flow from the operation of the Partnership's properties and interest earned on the temporary investment of working capital, net of capital reserve requirements. On December 8, 1999, the Partnership made a special distribution of $14,001,000 representing a portion of the proceeds from the sale of five of its six remaining properties. Another special distribution of $5,751,000 was made on March 1, 2000. This last special distribution arose out of discussions with the named plaintiffs and their lawyers in the purported class action lawsuits. It represents the culmination of further, private discussions with representatives of Grape Investors, the holder of the largest investor position in the Partnership. Grape Investors has agreed that for a period of 24 months, it will not involve itself in any way or support any effort to seek, or cause anyone else to seek, the addition of new general partners, the appointment of a receiver, or the removal of the General Partner. Grape Investors also has agreed to either abstain or vote against any such action or proposal.

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

         Year 2000

         As of December 31, 1999, the Partnership's accounting systems and the investor services system used to track the limited partners' interests, distributions and tax information were tested and appeared to be free of year 2000 bugs. The Partnership's remaining property was also reviewed utilizing the Building Owners and Managers Association ("BOMA") industry standards as a guideline for necessary corrections and those corrections were successful. As of June 30, 2000, the Partnership did not experience any significant issues or problems relating to year 2000. The cost of the Partnership's accounting systems upgrade was borne by the General Partner and was not reimbursed by the Partnership.

         Results of Operations for the Three Months Ended June 30, 2000

         Because the Partnership has been liquidating its assets, a quarter-to-quarter comparison of the results of operations is not practical. As the Partnership's assets (properties) were sold, the results of operations have been generated from a smaller asset base, and are therefore not comparable. The Partnership completed the sale of five of its six remaining properties in three separate transactions

           DAMSON/BIRTCHER REALTY INCOME FUND-II, LIMITED PARTNERSHIP


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Cont'd.)

         Results of Operations for the Three Months Ended June 30, 2000
         (Cont'd.)

         during 1999 and sold its last property in February 2000. The Partnership's operating results have been reflected on the Statements of Changes of Net Assets in Liquidation.

         For the three months ended June 30, 2000, the Partnership generated no net operating income/loss from the operation of property as all of its properties have been sold. The decrease in net operating income for the three months ended June 30, 2000 when compared to the same period in 1999 was primarily attributable to the sale of five of its six remaining properties during September 1999 and the sale of Iomega Business Center on February 9, 2000.

         Interest income resulted from the temporary investment of Partnership working capital and from the interest income earned on Notes Receivable. For the three months ended June 30, 2000, interest income was approximately $218,000. The increase in interest income was reflective of the temporary investment of cash and cash equivalent balances that were generated from the sale of the properties and from the interest income and late payment fees earned on Notes Receivable.

         Miscellaneous income for the three and six months ended June 30, 2000, resulted from a real estate tax refund that was generated by successful tax appeals for the 1992, 1993 and 1994 tax years at Kennedy Corporate Center. Kennedy Corporate Center was sold by the Partnership in September 1999.

         The gain on sale of real estate for the three and six months ended June 30, 2000, relates to the sale of Iomega Business Center on February 9, 2000. As of June 30, 2000, management has lowered its estimate of the Partnership's rental obligation under the leaseback arrangement from $218,000 to $87,000. The revision resulted from the General Partner successfully sub-leasing through May 31, 2003, the building the Partnership was responsible for under the leaseback arrangement with the buyer of the property. In addition, a commission of $121,000 that was previously payable to an affiliate of the buyer upon payment in full of the Second Note, has been eliminated. ANA failed to pay off the Second Note on its original maturity date of June 15, 2000. The Partnership has extended the payment date to September 26, 2000 (or October 26, 2000 if ANA has obtained a binding loan commitment from an institutional lender) in exchange for personal guarantees of the indebtedness by the three principals of ANA. See Note 5 to the Financial Statements for further discussion.

         Accrued expenses for liquidation as of June 30, 2000, include estimates of costs to be incurred in carrying out the dissolution and liquidation of the Partnership. These costs include estimates of legal fees, accounting fees, tax preparation and filing fees, and other professional services. During the three months ended June 30, 2000, the Partnership incurred $75,000 of such expenses. At June 30, 2000, the General Partner re-evaluated the estimated costs to wind up and dissolve the Partnership given the uncertainty involved with the ongoing litigation. The provision for liquidation expenses was accordingly reduced by $5,000 to reflect the revised estimates. The allowance for accrued expenses for liquidation does not, however, reflect any costs of the ongoing litigation due to the uncertainty associated with those matters.

           DAMSON/BIRTCHER REALTY INCOME FUND-II, LIMITED PARTNERSHIP


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Cont'd.)

         Results of Operations for the Three Months Ended June 30, 2000
         (Cont'd.)

         Liquidation expenses incurred for the three months ended June 30, 2000 include charges of $8,000 from the General Partner and its affiliates for services rendered in connection with administering the affairs of the Partnership and operating the Partnership's properties. Also included in liquidation expenses incurred for the three months ended June 30, 2000 are direct charges of $65,000 relating to audit fees, tax preparation fees, legal and professional fees, costs incurred in providing information to the Limited Partners and other miscellaneous costs.

ITEM 3.  QUANTITATIVE AND QUALITATIVE MARKET RISK DISCLOSURES

         As of June 30, 2000, the Partnership had cash equivalents of $1,406,000 invested in interest-bearing certificates of deposit. These investments are subject to interest rate risk due to changes in interest rates upon maturity. Declines in interest rates over time would reduce Partnership interest income.

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

         Bigelow Diversified Secondary Partnership Fund 1990 litigation
         (Cont'd.)

         Investors, Birtcher/Liquidity Properties, Birtcher Partners, Birtcher Properties, Birtcher Ltd., Birtcher Investments, BREICORP, L.F. Special Fund II, L.P., L.F. Special Fund I, L.P., Liquidity Fund Asset Management, Inc., Arthur Birtcher, Ronald Birtcher, Robert Anderson, Richard G. Wollack and Brent R. Donaldson, the Partnership, Damson/Birtcher Realty Income Fund-I and Real Estate Income Partners III, alleging breach of fiduciary duty, breach of contract, and a derivative claim for breach of fiduciary duty. Defendants have answered the First Amended Complaint.

         Madison Partnership and ISA Partnership Litigation

         On April 2, 1999, Madison Partnership Liquidity Investors XVI, LLC and ISA Partnership Liquidity Investors filed a purported class and derivative action in the California Superior Court in Orange County, California against Damson Birtcher Partners, Birtcher/Liquidity Properties, Birtcher Partners, Birtcher Investors, Birtcher Investments, Birtcher Limited, Breicorp LP Special Fund II, L.P., Liquidity Fund Asset Management, Inc., Robert M. Anderson, Brent R. Donaldson, Arthur B. Birtcher, Ronald E. Birtcher, and Richard G. Wollack, Defendants, and Damson/Birtcher Realty Income Fund-I, Damson/Birtcher Realty Income Fund-II, and Real Estate Income Partners III, Nominal Defendants. The complaint asserts claims for breach of fiduciary duty and breach of contract. The gravamen of the complaint is that the General Partners of these limited partnerships have not undertaken all reasonable efforts to expedite liquidation of the Partnerships' properties and to maximize the returns to the Partnerships' limited partners. The complaint seeks unspecified monetary damages, attorneys' fees and litigation expenses, and an order for dissolution of the partnerships and appointment of an independent liquidating trustee. The Partnership moved to stay or dismiss the case on the grounds that the pending Bigelow class action, discussed above, raises essentially the same claims. The court granted the Partnership's motion and ordered a stay of the litigation pending re-evaluation at a May 23, 2000 status conference. The court lifted the stay on May 23, 2000. Plaintiffs have initiated document discovery. A status conference is currently scheduled for September 8, 2000.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         a)       Exhibits:

                  27 - Financial Data Schedule

         b)       Reports on Form 8-K:

                  None filed in the quarter ended June 30, 2000.

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

                                                               By:   BIRTCHER LIMITED,
                                                                     a California limited partnership,
                                                                     General Partner of Birtcher Investments

                                                                     By:    BREICORP,
                                                                            a California corporation,
                                                                            formerly known as Birtcher
                                                                            Real Estate Inc., General
                                                                            Partner of Birtcher Limited

Date:    August 14, 2000                                                    By:   /s/Robert M. Anderson
                                                                                  ---------------------
                                                                                  Robert M. Anderson
                                                                                  Executive Director
                                                                                  BREICORP

                                                  By:   LF Special Fund I, L.P.,
                                                        a California limited partnership

                                                        By:    Liquidity Fund Asset Management, Inc.,
                                                               a California corporation, General
                                                               Partner of LF Special Fund I, L.P.

Date:    August 14, 2000                                       By:   /s/ Brent R. Donaldson
                                                                     ----------------------
                                                                     Brent R. Donaldson
                                                                     President
                                                                     Liquidity Fund Asset Management, Inc.

                                 EXHIBIT INDEX


Exhibit Number                     Description
--------------                     -----------

      27                 Financial Data Schedule