Form 10-Q
period 2000-09-30
DAMSON BIRTCHER REALTY INCOME FUND II LTD PARTNERSHIP
filed 2000-11-14
CIK 773915

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended                      September 30, 2000
                   ------------------------------------------------------------


Commission file number                       0-14633
                       --------------------------------------------------------

           DAMSON/BIRTCHER REALTY INCOME FUND-II, LIMITED PARTNERSHIP
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


            Delaware                                             13-3294820
-------------------------------------------------------------------------------
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)


27611 La Paz Road, P.O. Box 30009, Laguna Niguel, California     92607-0009
------------------------------------------------------------     ----------
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

                          QUARTERLY REPORT ON FORM 10-Q

                  FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2000

                                      INDEX


                                                                            Page
                                                                            ----
PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

         Statements of Net Assets in Liquidation - September 30, 2000
         (Unaudited) and December 31, 1999 (Audited).......................   3

         Statements of Changes of Net Assets in Liquidation -
         Three and Nine Months ended September 30, 2000 and 1999
         (Unaudited).......................................................   4

         Notes to Financial Statements (Unaudited).........................   5

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations.....................  12

Item 3.  Quantitative and Qualitative Market Risk Disclosures..............  18

PART II. OTHER INFORMATION.................................................  19

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

           DAMSON/BIRTCHER REALTY INCOME FUND-II, LIMITED PARTNERSHIP

                     STATEMENTS OF NET ASSETS IN LIQUIDATION

                                               September 30,      December 31,
                                                   2000              1999
                                               -------------      ------------
                                                (unaudited)
ASSETS (Liquidation Basis):

Properties                                      $       --        $ 7,689,000
Cash and cash equivalents                        2,186,000          6,418,000
Cash held in escrow                                 38,000            553,000
Receivables, net                                    10,000             14,000
Notes receivable                                 7,455,000                 --
Other assets                                        28,000             29,000
                                                ----------        -----------

    Total Assets                                 9,718,000         14,703,000
                                                ----------        -----------

LIABILITIES (Liquidation Basis):

Accounts payable and accrued liabilities           101,000            210,000
Deferred lease liability                            70,000                 --
Accrued expenses for liquidation                   214,000            310,000
                                                ----------        -----------

    Total Liabilities                              385,000            520,000
                                                ----------        -----------
Net Assets in Liquidation                       $9,332,000        $14,183,000
                                                ==========        ===========

The accompanying notes are an integral part of these financial statements.

           DAMSON/BIRTCHER REALTY INCOME FUND-II, LIMITED PARTNERSHIP

               STATEMENTS OF CHANGES OF NET ASSETS IN LIQUIDATION
                                   (UNAUDITED)

                                                      Three Months Ended                   Nine Months Ended
                                                         September 30,                        September 30,
                                                ------------------------------       -------------------------------
                                                   2000               1999               2000               1999
                                                -----------       ------------       ------------       ------------
Net assets in liquidation
  at beginning of period                        $ 9,205,000       $ 28,129,000       $ 14,183,000       $ 27,752,000
Increase (decrease) during period:
  Operating activities:
    Property operating income, net                       --            753,000            133,000          2,225,000
    Equity in earnings of Cooper
      Village Partners                                   --             65,000                 --            263,000
    Interest income                                 170,000             33,000            600,000             65,000
    Miscellaneous income                                 --                 --             87,000                 --
    Leasing commissions                                  --            (95,000)                --           (197,000)
    General and administrative expenses                  --           (176,000)                --           (496,000)
                                                -----------       ------------       ------------       ------------

                                                    170,000            580,000            820,000          1,860,000
                                                -----------       ------------       ------------       ------------

Liquidating activities:
  Gain (loss) on sale of real estate                 17,000           (339,000)           184,000           (339,000)
  Gain from sale of Partnership's Interest
    in Cooper Village Shopping Center                    --            263,000                 --            263,000
  Liquidation expenses                              (60,000)                --           (104,000)                --
  Distributions to partners                              --           (606,000)        (5,751,000)        (1,509,000)
                                                -----------       ------------       ------------       ------------
                                                    (43,000)          (682,000)        (5,671,000)        (1,585,000)
                                                -----------       ------------       ------------       ------------
Net increase (decrease) in assets
  in liquidation                                    127,000           (102,000)        (4,851,000)           275,000
                                                -----------       ------------       ------------       ------------
Net assets in liquidation at
  end of period                                 $ 9,332,000       $ 28,027,000       $  9,332,000       $ 28,027,000
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

     Rental income from Iomega Corporation totaled $0 and $337,000 for the three months ended September 30, 2000 and 1999, respectively, or approximately 0% and 29%, respectively, of the Partnership's total rental income. For the nine months there ended, rental income from Iomega Corporation totaled $102,000 and $977,000 or 100% and 30% of the Partnership's total rental income.

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

(2)  Transactions with Affiliates

     The Partnership has no employees and, accordingly, the General Partner and its affiliates perform services on behalf of the Partnership in connection with administering the affairs of the Partnership. The General Partner and affiliates are reimbursed for their general and administrative costs actually incurred and associated with services performed on behalf of the Partnership. For the three months ended September 30, 2000 and 1999 the Partnership incurred approximately $6,000 and $21,000, respectively, of such expenses. For the nine months there ended, such expenses amounted to $16,000 and $90,000, respectively.

     An affiliate of the General Partner provides property management services with respect to the Partnership's properties and receives a fee for such services not to exceed 6% of the gross receipts from the properties under management provided that leasing services are performed, otherwise not to exceed 3%. Such fees amounted to approximately $0 and $43,000, respectively, for the three months ended September 30, 2000 and 1999 and $7,000 and $122,000 for the nine months there ended. In addition, an affiliate of the General Partner received $7,000 and

           DAMSON/BIRTCHER REALTY INCOME FUND-II, LIMITED PARTNERSHIP

NOTES TO FINANCIAL STATEMENTS - UNAUDITED (Cont'd.)

(2)  Transactions with Affiliates (Cont'd.)

     $26,000 for the three months ended September 30, 2000 and 1999, respectively, as reimbursement of costs of on-site property management personnel and other reimbursable expenses. These payments amounted to $8,000 and $88,000 for the nine months there ended.

     Leasing fees for the three months ended September 30, 2000 and 1999, included charges of $0 and $7,000, respectively, from the General Partner and its affiliates for leasing services rendered in connection with leasing space in a Partnership property after expiration or termination of leases. For the nine months there ended, such fees were $2,000 and $65,000, respectively.

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

     The amended Partnership Agreement provides for the Partnership's payment to the General Partner of an annual asset management fee equal to .35% for 2000 and .45% for 1999 of the aggregate appraised value of the Partnership's properties. Appraised value was determined by the General Partner's estimate of fair value. Such fees for the three months ended September 30, 2000 and 1999, amounted to $0 and $28,000, and for the nine months there ended, they amounted to $4,000 and $87,000, respectively. Since the Partnership has sold all of its properties, the Partnership no longer pays an asset management fee.

     The amended Partnership Agreement provides for the Partnership's payment to the General Partner of a property disposition fee if and to the extent that the sale price of the property in question, net of any brokerage commissions (but not other costs of sale), exceeds the appraised value of the property as of January 1993. For the nine months ended September 30, 1999, a fee of $207,500 was earned and paid on the sale of Creekridge Business Center.

     In addition to the aforementioned, the General Partner was also paid $0 and $20,000, related to the Partnership's portion (58%) of asset management fees, property management fees, leasing fees, reimbursement of on-site property management personnel and other reimbursable expenses for Cooper Village Partners for the three months ended September 30, 2000 and 1999, respectively. For the nine months there ended, these payments amounted to $0 and $59,000, respectively. Cooper Village Shopping Center was sold in September 1999.

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

     Madison Partnership and ISA Partnership Litigation

     On April 2, 1999, Madison Partnership Liquidity Investors XVI, LLC and ISA Partnership Liquidity Investors filed a purported class and derivative action in the California Superior Court in Orange County, California against Damson Birtcher Partners, Birtcher/Liquidity Properties, Birtcher Partners, Birtcher Investors, Birtcher Investments, Birtcher Limited, Breicorp LP Special Fund II, L.P., Liquidity Fund Asset Management, Inc., Robert M. Anderson, Brent R. Donaldson, Arthur B. Birtcher, Ronald E. Birtcher, and Richard G. Wollack, Defendants, and Damson/Birtcher Realty Income Fund-I, Damson/Birtcher Realty Income Fund-II, and Real Estate Income Partners III, Nominal Defendants. The complaint asserts claims for breach of fiduciary duty and breach of contract. The gravamen of the complaint is that the General Partners of these limited partnerships have not undertaken all reasonable efforts to expedite liquidation of the Partnerships' properties and to maximize the returns to the Partnerships' limited partners. The complaint seeks unspecified monetary damages, attorneys' fees and litigation expenses, and an order for dissolution of the partnerships and appointment of an independent liquidating trustee. The Partnership moved to stay or dismiss the case on the grounds that the pending Bigelow class action, discussed above, raises essentially the same claims. The court granted the Partnership's motion and ordered a stay of the litigation pending re-evaluation at a May 23, 2000 status conference. The court lifted the stay on May 23, 2000. Plaintiffs have initiated document discovery. Plaintiffs have moved to certify the class and the parties are engaged in discovery regarding class certification. The motion to certify the class is currently scheduled to be heard on December 14, 2000.

(4)  Accrued Expenses for Liquidation

     Accrued expenses for liquidation as of September 30, 2000, include estimates of costs to be incurred in carrying out the dissolution and liquidation of the Partnership. These costs include estimates of legal fees, accounting fees, tax preparation and filing fees, other professional services and the general partner's liability insurance. During the three months ended September 30, 2000, the Partnership incurred $34,000 of such expenses. At September 30, 2000, the General Partner re-evaluated the estimated costs to wind up and dissolve the Partnership given the uncertainty involved with the ongoing litigation. The provision for liquidation expenses was accordingly increased by $60,000 to reflect the revised estimates. The increase was primarily the result of attorney fees incurred to date in association with the litigation.

           DAMSON/BIRTCHER REALTY INCOME FUND-II, LIMITED PARTNERSHIP

NOTES TO FINANCIAL STATEMENTS - UNAUDITED (Cont'd.)

(4)  Accrued Expenses for Liquidation (Cont'd.)

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

     Shortly before closing, Iomega Corporation, which had leased the entire property since the Partnership originally purchased it, disclosed that it would not renew its lease on one of the buildings. To close the sale, the Partnership agreed to lease back the building from ANA for a term ending May 31, 2001. Iomega Corporation has not yet vacated the premises and has, in fact, signed two sub-leases (at different rental rates) covering the building it had announced it would vacate. The leases terminate May 31, 2003. So long as the Second Note is outstanding in full, the Partnership has no rental obligation under the leaseback; if the Second Note is partly paid off, the Partnership's rental obligation will commence proportionately. Upon repayment in full of the Second Note, the Partnership will place in escrow the total estimated rental payments for the balance of the leaseback period. Thereafter, the Partnership will continue to receive all rental payments paid by Iomega Corporation or any other subtenant. ANA failed to pay off the First Note and Second Note on their original maturity date, June 15, 2000. The Partnership extended the payment date to September 26, 2000 (or October 26, 2000 if ANA obtained a binding loan commitment from an institutional lender) in exchange for personal guarantees of the indebtedness by the three principals of ANA.

           DAMSON/BIRTCHER REALTY INCOME FUND-II, LIMITED PARTNERSHIP

NOTES TO FINANCIAL STATEMENTS - UNAUDITED (Cont'd.)

(5)  Gain on Sale of Real Estate (Cont'd.)

     On September 26, 2000, ANA failed to make the payment or obtain a binding loan commitment from an institutional lender. After discussions with ANA, the Partnership agreed to extend the payment period to November 3, 2000 with notification to ANA that the Partnership would foreclose if ANA failed to make the payment at that time. On November 7, 2000, ANA received a binding loan commitment from an institutional lender, subject to a real estate appraisal and other contingencies, in the amount of $6,060,000. The loan is expected to fund on or before December 15, 2000, at which time ANA has agreed to pay off both the First Note and the Second Note in full.

     At September 30, 2000, management's estimate of the Partnership's rental obligation was $70,000 as reflected on the Statement of Net Assets in Liquidation for the period. The actual rental obligation could vary significantly from the management's estimate due to the uncertainty related to the complexities which may arise in the collection of the Second Note.

     The Partnership realized a gain on the sale of $184,000, in excess of its carrying value, after deducting for closing costs, prorations and management's estimate of the Partnership's rental obligation. As of June 30, 2000, management lowered its estimate of the Partnership's rental obligation under the leaseback arrangement from $218,000 (at March 31, 2000) to $87,000 and as of September 30, 2000, it was lowered again to $70,000. The June 2000 revision resulted from the General Partner successfully sub-leasing through May 31, 2003, the building the Partnership was responsible for under the leaseback arrangement with the buyer of the property. The September 2000 revision resulted from ANA's failure to make payment on the Second Note. In addition, a commission of $121,000 that was previously payable to an affiliate of the buyer, upon payment in full of the Second Note, was eliminated due to ANA's failure to pay off the Second Note on its original maturity date of June 15, 2000.

(6) Subsequent Events

     On October 19, 2000, Grape Investors, LLC ("Grape"), the holder of 6.0001% of the limited partnership interests of the Partnership, settled its portion of the purported class action lawsuits entitled "Bigelow/Diversified Secondary Partnerships Fund 1990 Litigation" and "Madison Partnership and ISA Partnership Litigation". In exchange for a complete settlement and release from Grape, the Partnership paid Grape its pro rata share of the proceeds available for distribution from the liquidation of the Partnership's properties. Grape's final distribution was $134,000, or approximately $42 per $1,000 of original investment, plus its 6.0001% interest in all amounts that are received in respect of principal and interest payments on the Iomega Note. The General Partner also paid $1.00 for all of Grape's interest in the Partnership.

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

     On September 26, 2000, ANA failed to make the payment or obtain a binding loan commitment from an institutional lender. After discussions with ANA, the Partnership agreed to extend the payment period to November 3, 2000 with notification to ANA that the Partnership would foreclose if ANA failed to make the payment at that time. On November 7, 2000, ANA received a binding loan commitment from an institutional lender, subject to a real estate appraisal and other contingencies, in the amount of $6,060,000. The loan is expected to fund on or before December 15, 2000, at which time ANA has agreed to pay off both the First Note and the Second Note in full.

     At September 30, 2000, management's estimate of the Partnership's rental obligation was $70,000 as reflected on the Statement of Net Assets in Liquidation for the period. The actual rental obligation could vary significantly from the management's estimate due to the uncertainty related to the complexities which may arise in the collection of the Second Note.

           DAMSON/BIRTCHER REALTY INCOME FUND-II, LIMITED PARTNERSHIP

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Cont'd.)

     Liquidity and Capital Resources (Cont'd.)

     Sale of the Properties (Cont'd.)

     Iomega Business Center (Cont'd.)

     The Partnership realized a gain on the sale of $184,000, in excess of its carrying value, after deducting for closing costs, prorations and management's estimate of the Partnership's rental obligation. As of June 30, 2000, management lowered its estimate of the Partnership's rental obligation under the leaseback arrangement from $218,000 (at March 31, 2000) to $87,000 and as of September 30, 2000 it was lowered again to $70,000. The June 2000 revision resulted from the General Partner successfully sub-leasing through May 31, 2003, the building the Partnership was responsible for under the leaseback arrangement with the buyer of the property. The September 2000 revision resulted from ANA's failure to make payment on the Second Note. In addition, a commission of $121,000 that was previously payable to an affiliate of the buyer upon payment in full of the Second Note, was eliminated due to ANA's failure to pay off the Second Note on its original maturity date of June 15, 2000.

     Other Matters

     Regular distributions through the year ended December 31, 1999 represented net cash flow from the operation of the Partnership's properties and interest earned on the temporary investment of working capital, net of capital reserve requirements. On December 8, 1999, the Partnership made a special distribution of $14,001,000 representing a portion of the proceeds from the sale of five of its six remaining properties. Another special distribution of $5,751,000 was made on March 1, 2000. This last special distribution arose out of discussions with the named plaintiffs and their lawyers in the purported class action lawsuits. It represents the culmination of further, private discussions with representatives of Grape Investors, LLC ("Grape"), the holder of the largest investor position in the Partnership (6.0001% of the limited partnership interests). Grape Investors agreed that for a period of 24 months, it will not involve itself in any way or support any effort to seek, or cause anyone else to seek, the addition of new general partners, the appointment of a receiver, or the removal of the General Partner. Grape Investors also agreed to either abstain or vote against any such action or proposal.

     On October 19, 2000, Grape settled its portion of the purported class action lawsuits entitled "Bigelow/Diversified Secondary Partnerships Fund 1990 Litigation" and "Madison Partnership and ISA Partnership Litigation". In exchange for a complete settlement and release from Grape, the Partnership paid Grape its pro rata share of the proceeds available for distribution from the liquidation of the Partnership's properties. Grape's final distribution was $134,000, or approximately $42 per $1,000 of original investment, plus its 6.0001% interest in all amounts that are received in respect of principal and interest payments on the Iomega Note. The General Partner also paid $1.00 for all of Grape's interest in the Partnership.

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

     Year 2000

     As of December 31, 1999, the Partnership's accounting systems and the investor services system used to track the limited partners' interests, distributions and tax information were tested and appeared to be free of year 2000 bugs. The Partnership's remaining property was also reviewed utilizing the Building Owners and Managers Association ("BOMA") industry standards as a guideline for necessary corrections and those corrections were successful. As of September 30, 2000, the Partnership did not experience any significant issues or problems relating to year 2000. The cost of the Partnership's accounting systems upgrade was borne by the General Partner and was not reimbursed by the Partnership.

     Results of Operations for the Three Months Ended September 30, 2000

     Because the Partnership has been liquidating its assets, a quarter-to-quarter comparison of the results of operations is not practical. As the Partnership's assets (properties) were sold, the results of operations have been generated from a smaller asset base, and are therefore not comparable. The Partnership completed the sale of five of its six remaining properties in three separate transactions during 1999 and sold its last property in February 2000. The Partnership's operating results have been reflected on the Statements of Changes of Net Assets in Liquidation.

     For the three months ended September 30, 2000, the Partnership generated no net operating income/loss from the operation of property as all of its properties have been sold. The decrease in net operating income for the three months ended September 30, 2000 when compared to the same period in 1999 was primarily attributable to the sale of five of its six remaining properties during September 1999 and the sale of Iomega Business Center on February 9, 2000.

     Interest income resulted from the temporary investment of Partnership working capital and from the interest income earned on Notes Receivable. For the three months ended September 30, 2000, interest income was approximately $170,000. The increase in interest income was reflective of the temporary investment of cash and cash equivalent balances that were generated from the sale of the properties and from the interest income earned on Notes Receivable.

           DAMSON/BIRTCHER REALTY INCOME FUND-II, LIMITED PARTNERSHIP

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Cont'd.)

     Results of Operations for the Three Months Ended September 30, 2000
     (Cont'd.)

     Miscellaneous income for the nine months ended September 30, 2000, resulted from a real estate tax refund that was generated by successful tax appeals for the 1992, 1993 and 1994 tax years at Kennedy Corporate Center. Kennedy Corporate Center was sold by the Partnership in September 1999.

     The gain on sale of real estate for the nine months ended September 30, 2000, relates to the sale of Iomega Business Center on February 9, 2000. As of June 30, 2000, management lowered its estimate of the Partnership's rental obligation under the leaseback arrangement from $218,000 (at March 31, 2000) to $87,000 and as of September 30, 2000, it was lowered again to $70,000. The June 2000 revision resulted from the General Partner successfully sub-leasing through May 31, 2003, the building the Partnership was responsible for under the leaseback arrangement with the buyer of the property. The September 2000 revision resulted from ANA's failure to make payment on the Second Note. In addition, a commission of $121,000 that was previously payable to an affiliate of the buyer upon payment in full of the Second Note, was eliminated due to ANA's failure to pay off the Second Note on its original maturity date of June 15, 2000. See Note 5 to the Financial Statements for further discussion.

     Accrued expenses for liquidation as of September 30, 2000, include estimates of costs to be incurred in carrying out the dissolution and liquidation of the Partnership. These costs include estimates of legal fees, accounting fees, tax preparation and filing fees, and other professional services. During the three months ended September 30, 2000, the Partnership incurred $34,000 of such expenses. At September 30, 2000, the General Partner re-evaluated the estimated costs to wind up and dissolve the Partnership given the uncertainty involved with the ongoing litigation. The provision for liquidation expenses was accordingly increased by $60,000 to reflect the revised estimates. The increase was primarily the result of attorney fees incurred to date in association with the litigation. The allowance for accrued expenses for liquidation does not, however, reflect any costs of the ongoing litigation due to the uncertainty associated with those matters.

     Liquidation expenses incurred for the three months ended September 30, 2000 include charges of $6,000 from the General Partner and its affiliates for services rendered in connection with administering the affairs of the Partnership. Also included in liquidation expenses incurred for the three months ended September 30, 2000 are direct charges of $28,000 relating to audit fees, tax preparation fees, legal and professional fees, costs incurred in providing information to the Limited Partners and other miscellaneous costs.

ITEM 3. QUANTITATIVE AND QUALITATIVE MARKET RISK DISCLOSURES

     As of September 30, 2000, the Partnership had cash equivalents of $1,426,000 invested in interest-bearing certificates of deposit. These investments are subject to interest rate risk due to changes in interest rates upon maturity. Declines in interest rates over time would reduce Partnership interest income.

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

     Madison Partnership and ISA Partnership Litigation

     On April 2, 1999, Madison Partnership Liquidity Investors XVI, LLC and ISA Partnership Liquidity Investors filed a purported class and derivative action in the California Superior Court in Orange County, California against Damson Birtcher Partners, Birtcher/Liquidity Properties, Birtcher Partners, Birtcher Investors, Birtcher Investments, Birtcher Limited, Breicorp LP Special Fund II, L.P., Liquidity Fund Asset Management, Inc., Robert M. Anderson, Brent R. Donaldson, Arthur B. Birtcher, Ronald E. Birtcher, and Richard G. Wollack, Defendants, and Damson/Birtcher Realty Income Fund-I, Damson/Birtcher Realty Income Fund-II, and Real Estate Income Partners III, Nominal Defendants. The complaint asserts claims for breach of fiduciary duty and breach of contract. The gravamen of the complaint is that the General Partners of these limited partnerships have not undertaken all reasonable efforts to expedite liquidation of the Partnerships' properties and to maximize the returns to the Partnerships' limited partners. The complaint seeks unspecified monetary damages, attorneys' fees and litigation expenses, and an order for dissolution of the partnerships and appointment of an independent liquidating trustee. The Partnership moved to stay or dismiss the case on the grounds that the pending Bigelow class action, discussed above, raises essentially the same claims. The court granted the Partnership's motion and ordered a stay of the litigation pending re-evaluation at a May 23, 2000 status conference. The court lifted the stay on May 23, 2000. Plaintiffs have initiated document discovery. Plaintiffs have moved to certify the class and the parties are engaged in discovery regarding class certification. The motion to certify the class is currently scheduled to be heard on December 14, 2000.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        (a) Exhibits:

            27 - Financial Data Schedule

        (b) Reports on Form 8-K:

            None filed in the quarter ended September 30, 2000.

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

                                        By: BIRTCHER LIMITED,
                                            a California limited partnership,
                                            General Partner of Birtcher
                                            Investments

                                            By: BREICORP,
                                                a California corporation,
                                                formerly known as Birtcher
                                                Real Estate Inc., General
                                                Partner of Birtcher Limited

Date: November 14, 2000                         By: /s/ Robert M. Anderson
                                                    ---------------------------
                                                        Robert M. Anderson
                                                        Executive Director
                                                        BREICORP

                                By: LF Special Fund I, L.P.,
                                    a California limited partnership

                                    By: Liquidity Fund Asset Management, Inc.,
                                        a California corporation, General
                                        Partner of LF Special Fund I, L.P.

Date: November 14, 2000                 By: /s/ Brent R. Donaldson
                                            -----------------------------------
                                                Brent R. Donaldson
                                                President
                                                Liquidity Fund Asset Management,
                                                Inc.

                                 EXHIBIT INDEX

        EXHIBIT
        NUMBER                    DESCRIPTION
        -------                   -----------

          27                Financial Data Schedule