Form 10-K
period 2000-12-31
DAMSON BIRTCHER REALTY INCOME FUND II LTD PARTNERSHIP
filed 2001-04-02
CIK 773915

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ----------------------

                                    FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                           OF THE SECURITIES EXCHANGE
                                   ACT OF 1934
                           --------------------------

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000       COMMISSION FILE NUMBER 0-14633

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

                                 (949) 643,7700
                                 --------------
                         (Registrant's telephone number)

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

                     DAMSON/BIRTCHER REALTY INCOME FUND-II,
                               LIMITED PARTNERSHIP
                     --------------------------------------

         ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2000


                                      INDEX


                                                                                                              Page
                                                                                                              ----
PART I

         Item 1.       Business...........................................................................      3
         Item 2.       Properties.........................................................................      5
         Item 3.       Legal Proceedings..................................................................      5
         Item 4.       Submission of Matters to a Vote of
                         Security Holders.................................................................      7


PART II

         Item 5.       Market for the Registrant's Limited Partnership
                         Interests and Related Security Holder Matters....................................      7
         Item 6.       Selected Financial Data............................................................      9
         Item 7.       Management's Discussion and Analysis of Financial
                         Condition and Results of Operations..............................................     10
         Item 7a.      Quantitative and Qualitative Market Risk Disclosures...............................     21
         Item 8.       Financial Statements and Supplementary Data........................................    F-1
         Item 9.       Changes in and Disagreements with Accountants on
                         Accounting and Financial Disclosure..............................................     22


PART III

         Item 10.      Directors and Executive Officers of the Registrant.................................     22
         Item 11.      Executive Compensation.............................................................     22
         Item 12.      Security Ownership of Certain Beneficial Owners
                         and Management...................................................................     23
         Item 13.      Certain Relationships and Related Transactions.....................................     23


PART IV

         Item 14.      Exhibits and Reports on Form 8-K...................................................     23
         --------      Signatures.........................................................................     26

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

Given the mandate of the May 5, 1993 Information Statement, the General Partner decided to account for the Partnership's properties as assets held for sale, instead of for investment as of December 31, 1995. In accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" (see Note 1 to the Financial Statements in Item 8), the carrying value of the properties was evaluated to ensure that each property was carried on the Partnership's balance sheets at the lower of cost or fair value, less estimated selling costs. Accordingly, the General Partner compared the carrying value of each property to its appraised value as of January 1, 1996. If the carrying value of a property and certain related assets was greater than its appraised value, less estimated selling costs, the General Partner reduced the carrying value of the property by the difference.

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

                     DAMSON/BIRTCHER REALTY INCOME FUND-II,
                               LIMITED PARTNERSHIP
                     --------------------------------------


Item 1. Business (Cont'd.)

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

The Partnership derived most of its revenue from rental income. Both Iomega Corporation and Delta Dental Corporation have represented significant portions of such income. Rental income from Iomega Corporation totaled $154,000 in 2000, $1,317,000 in 1999 and $1,260,000 in 1998, or approximately 100%, 30% and 23%, respectively, of the Partnership's total rental income. Rental income from Delta Dental Corporation totaled $0 in 2000, $0 in 1999 and $888,000 in 1998, or approximately 0%, 0% and 17%, respectively, of the Partnership's total rental income.

The Partnership has no employees and, accordingly, the General Partner and its affiliates perform services on behalf of the Partnership in connection with administering the affairs of the Partnership and operating the Partnership's

                     DAMSON/BIRTCHER REALTY INCOME FUND-II,
                               LIMITED PARTNERSHIP
                     --------------------------------------


Item 1. Business (Cont'd.)

properties. The General Partner and its affiliates receive compensation in connection with such activities. See Item 11 and Note 4 to the Financial Statements in Item 8 for a description of such charges.

Item 2. PROPERTIES

As of December 31, 2000, all of the Partnership's properties have been sold.

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

                     DAMSON/BIRTCHER REALTY INCOME FUND-II,
                               LIMITED PARTNERSHIP
                     --------------------------------------


Item 3. LEGAL PROCEEDINGS (Cont'd.)

Bigelow Diversified Secondary Partnership Fund 1990 litigation (Cont'd.)

In March 2000, defendants informed the Court and plaintiff that they would bring a Motion for Summary Judgment against the named plaintiff based upon the allegations set forth in plaintiff's complaint. On April 4, 2000, Bigelow/Diversified Secondary Partnership Fund 1990 filed a First Amended Class Action and Derivative Complaint against Damson/Birtcher Partners, Birtcher Investors, Birtcher/Liquidity Properties, Birtcher Partners, Birtcher Properties, Birtcher Ltd., Birtcher Investments, BREICORP, L.F. Special Fund II, L.P., L.F. Special Fund I, L.P., Liquidity Fund Asset Management, Inc., Arthur Birtcher, Ronald Birtcher, Robert Anderson, Richard G. Wollack and Brent R. Donaldson, the Partnership, Damson/Birtcher Realty Income Fund-I and Real Estate Income Partners III, alleging breach of fiduciary duty, breach of contract, and a derivative claim for breach of fiduciary duty. Defendants have answered the First Amended Complaint. Plaintiff has engaged in preliminary discovery.

On October 27, 2000, defendants sought permission of the court to communicate an offer to settle to individual limited partners of the Partnership. Plaintiff's counsel opposed that motion. On December 4, 2000, the court ruled that defendants could communicate an offer to settle to individual limited partners.

Thereafter, on December 12, 2000, the Partnership and the General Partner mailed to the limited partners an offer to settle this lawsuit and all other claims (including the Madison Partnership Liquidity Investors Litigation referenced below) for payment of each settling limited partner's pro rata share of the proceeds available for distribution from liquidation of the Partnership's properties (approximately $171 per $1,000 of original investment interest) plus a nominal payment of $1.00 from the General Partners for an assignment of all of a settling limited partner's interest in the Partnership to the General Partner. Limited partners holding 42% of the interests (including the Grape Settlement, see Item 5) in the Partnership settled on these terms.

On March 6, 2001, all of the defendants other than the Partnership and the general partners filed a motion to be dismissed from the case. The court has not yet set a hearing date for this motion.

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

                     DAMSON/BIRTCHER REALTY INCOME FUND-II,
                               LIMITED PARTNERSHIP
                     --------------------------------------


Item 3. LEGAL PROCEEDINGS (Cont'd.)

Madison Partnership and ISA Partnership Litigation (Cont'd.)

On August 14, 2000, plaintiffs petitioned the court for an order certifying the action as a class action. Plaintiffs also asked the court to issue a writ mandating that the Company immediately distribute all liquidation proceeds to the limited partners. On December 19, 2000, the court denied both motions. The case is currently proceeding only as a derivative action.

As noted above, limited partners holding 42% of the interests in the Partnership have settled this (and all other) cases against the Partnership and the General Partner.

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

As of February 28, 2001, the number of holders of the Partnership's interests is as follows:

                    General Partner                        1
                    Limited Partners                   4,035
                                                       -----

                                                       4,036
                                                       =====

Through February 2000 (when operations ceased), the Partnership made quarterly cash distributions to its partners out of distributable cash, when available, pursuant to the Partnership's Agreement of Limited Partnership. Distributable cash from operations was generally paid 99% to the Limited Partners and 1% to the General Partner.

                     DAMSON/BIRTCHER REALTY INCOME FUND-II
                              LIMITED PARTNERSHIP
                     -------------------------------------

Item 5. MARKET FOR THE REGISTRANT'S LIMITED PARTNERSHIP INTERESTS AND RELATED SECURITY HOLDER MATTERS (Cont'd.)

The Partnership has paid the following quarterly cash distributions to its Limited Partners:



CALENDAR
QUARTERS         2001              2000              1999              1998               1997             1996
---------    -----------       -----------       -----------       -----------       -----------       -----------
First        $ 3,267,000       $ 5,751,000       $   426,000       $   704,000       $   600,000       $   463,000
Second                                   0           468,000           716,000           610,000           456,000
Third                                    0           600,000           652,000           562,000           504,000
Fourth                             538,000        14,001,000           652,000           610,000         1,318,000

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

In March 2000, the Partnership made a $5,751,000 special distribution to its limited partners from a portion of the proceeds from the sales of Ladera-II shopping center, Lakeland Industrial Center, Creekridge Business Center, Kennedy Corporate Center and the Partnership's interest in Cooper Village shopping center.

On October 19, 2000, Grape Investors, LLC ("Grape"), the holder of 6.0001% of the limited partnership interests of the Partnership, settled its portion of the purported class action lawsuits entitled "Bigelow/Diversified Secondary Partnerships Fund 1990 Litigation" and "Madison Partnership and ISA Partnership Litigation" (the "Grape Settlement"). In exchange for a complete settlement and release from Grape, the Partnership paid Grape its pro rata share of the proceeds available for distribution from the liquidation of the Partnership's properties. Grape's final distribution was $134,000, plus its 6.0001% interest in all amounts that were subsequently received in respect of principal and interest payments on the Iomega Note. On December 31, 2000, Grape received an aggregate of approximately $404,000 in connection with the collection of the note proceeds. The General Partner also paid $1.00 for all of Grape's interest in the Partnership.

On December 12, 2000, the Partnership and the General Partner mailed to the limited partners an offer to settle the "Bigelow/Diversified Secondary Partnerships Fund 1990 Litigation" and "Madison Partnership and ISA Partnership Litigation" and the Madison Partnership Liquidity Investors Litigation and all

                     DAMSON/BIRTCHER REALTY INCOME FUND-II,
                               LIMITED PARTNERSHIP
                     --------------------------------------


Item 5. MARKET FOR THE REGISTRANT'S LIMITED PARTNERSHIP INTERESTS AND RELATED SECURITY HOLDER MATTERS (Cont'd.)

other claims for payment of each settling limited partner's pro rata share of the proceeds available for distribution from liquidation of the Partnership's properties (approximately $171 per $1,000 of original investment interest) plus a nominal payment of $1.00 from the General Partners for an assignment of all of a settling limited partner's interest in the Partnership to the General Partner. Limited partners holding 42% (including the Grape Settlement) of the interests in the Partnership settled on these terms. The aggregate distribution in connection with the December 12, 2000 offer, which was reflected as an accrual at December 31, 2000, was approximately $3,267,000.

As of December 31, 2000, the Partnership has sold all of its operating properties. Due to the costs of defending and the uncertainty involved with the ongoing litigation, it is probable that future distributions will be limited to a liquidating distribution upon Partnership wind down, should funds be available at that time.


Item 6. SELECTED FINANCIAL DATA


                                    PERIOD ENDED              YEAR ENDED
                                      MARCH 31,              DECEMBER 31,
                                        1997                     1996
                                    ------------             ------------
Total Revenues                       $1,177,000               $4,859,000
                                     ==========               ==========
Net Income:
  General Partner                    $    6,000               $   19,000
  Limited Partners                      559,000                1,897,000
                                     ----------               ----------

                                     $  565,000               $1,916,000
                                     ==========               ==========

Total Distributions:

  General Partner                   $    5,000               $   21,000
                                    ==========               ==========
  Limited Partners                  $  600,000               $2,741,000
                                    ==========               ==========


                                    DECEMBER 31,
                                       1996
                                    ------------
Total Assets                        $28,212,000

        On the following page is a summary of financial data for the period since the Partnership adopted the liquidation basis of accounting.

                     DAMSON/BIRTCHER REALTY INCOME FUND-II,
                               LIMITED PARTNERSHIP
                     --------------------------------------


Item 6. SELECTED FINANCIAL DATA (Cont'd.)


                                                                                                  PERIOD FROM
                                                     YEARS ENDED                                  APRIL 1, 1997
                              ---------------------------------------------------------               THROUGH
                                  2000                   1999                  1998              DECEMBER 31, 1997
                              -----------            -----------            -----------          -----------------
Property Operating
 Income, net                  $   132,000            $ 2,472,000            $ 3,350,000            $ 2,304,000
                              ===========            ===========            ===========            ===========
Distributions to
 Partners                     $ 9,556,000            $15,511,000            $ 2,752,000            $ 1,782,000
                              ===========            ===========            ===========            ===========
Net Assets in
 Liquidation                  $ 4,780,000            $14,183,000            $27,752,000            $27,394,000
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

The Partnership made no regular distributions during the year ended December 31, 2000. Regular distributions for the year ended December 31, 1999, represented net cash flow generated from the operation of the Partnership's properties and interest earned on the temporary investment of working capital, net of capital reserve requirements. On December 8, 1999, the Partnership made a special distribution of $14,001,000 representing a portion of the proceeds from the sale of five of its six remaining properties. Another special distribution of $5,751,000 was made on March 1, 2000. This last special distribution arose out of discussions with the named plaintiffs and their lawyers in the purported class action lawsuits. It represents the culmination of further, private discussions with representatives of Grape Investors, the holder of the largest investor position in the Partnership. Grape Investors agreed that for a

                     DAMSON/BIRTCHER REALTY INCOME FUND-II,
                               LIMITED PARTNERSHIP
                     --------------------------------------


Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Cont'd.)

Capital Resources and Liquidity (Cont'd.)

period of 24 months, it will not involve itself in any way or support any effort to seek, or cause anyone else to seek, the addition of new general partners, the appointment of a receiver, or the removal of the General Partner. Grape Investors also agreed to either abstain or vote against any such action or proposal.

On October 19, 2000, Grape Investors, LLC ("Grape"), the holder of 6.0001% of the limited partnership interests of the Partnership, settled its portion of the purported class action lawsuits entitled "Bigelow/Diversified Secondary Partnerships Fund 1990 Litigation" and "Madison Partnership and ISA Partnership Litigation" (the "Grape Settlement"). In exchange for a complete settlement and release from Grape, the Partnership paid Grape its pro rata share of the proceeds available for distribution from the liquidation of the Partnership's properties. Grape's final distribution was $134,000, or approximately $42 per $1,000 of original investment, plus its 6.0001% interest in all amounts that were subsequently received in respect of principal and interest payments on the Iomega Note. Grape received approximately $404,000, or approximately $129 per $1,000 of original investment in connection with the collection of the note proceeds for a total distribution of approximately $171 per $1,000 of original investment. The General Partner also paid $1.00 for all of Grape's interest in the Partnership.

On December 12, 2000, the Partnership and the General Partner mailed to the limited partners an offer to settle the "Bigelow/Diversified Secondary Partnerships Fund 1990 Litigation" and "Madison Partnership and ISA Partnership Litigation" and the Madison Partnership Liquidity Investors Litigation and all other claims for payment of each settling limited partner's pro rata share of the proceeds available for distribution from liquidation of the Partnership's properties (approximately $171 per $1,000 of original investment interest) plus a nominal payment of $1.00 from the General Partners for an assignment of all of a settling limited partner's interest in the Partnership to the General Partner. Limited partners holding 42% (including the Grape Settlement) of the interests in the Partnership settled on these terms. The aggregate distribution in connection with the December 12, 2000 offer, which was reflected as an accrual at December 31, 2000, was approximately $3,267,000.

As of February 9, 2000, the Partnership had sold all of its operating properties. Two lawsuits remain pending against the Partnership and its General Partner and certain of its affiliates that seek, among other things, unspecified monetary damages. Since these cases are in the preliminary discovery phase, there is unavoidable uncertainty regarding their ultimate resolution. The Partnership Agreement mandates that the General Partner provide for all of the Partnership's liabilities and obligations, including contingent liabilities, before distributing liquidation proceeds to its partners. Therefore, the amount and timing of any distribution of liquidation proceeds will be determined by the General Partner in light of these and other relevant considerations. Due to these uncertainties, it is probable that future distributions will be limited to a liquidating distribution upon Partnership wind down should funds be available at that time.

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


Capital Resources and Liquidity (Cont'd.)

approved each of the proposals contained in the Information Statement dated May 5, 1993. Those proposals have been implemented by amending the Partnership Agreement as contemplated by the Information Statement. The amendments include, among other things, the payment of asset management and leasing fees to the General Partner and the elimination of the General Partner's residual interest and deferred leasing fees that were previously subordinated to return of the Limited Partners' 9% Preferential Return. See Item 8, Note 4 to the Financial Statements for discussion of fees paid to the General Partner for the years ended December 31, 2000, 1999 and 1998.

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

Capital Resources and Liquidity (Cont'd.)

Partner negotiated with Praedium, and also sought other purchasers for the properties, both individually and as a group. Finally, in late July 1999, the Partnership declined Praedium's offer to purchase only Creekridge Business Center, Kennedy Corporate Center-I and Lakeland Industrial Park for a materially reduced purchase price and terminated its dealings with Praedium.

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

A portion of the proceeds from the sale of the properties to Rubin Pachulsky Dew continues to be held in escrow. A sum equal to two and one-half percent of the purchase price was held back as a potential source of payment for any claims that may arise related to a Partnership breach of certain representations and warranties related to the sale (released to the Partnership on September 26, 2000) and for any litigation costs that may arise (released to the Partnership on March 23, 2000). The remaining cash held in escrow (approximately $1,400 as of December 31, 2000)is in dispute with the escrow company. The cash held in escrow is included in the calculation of loss from sale of real estate.

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

Iomega Business Center (Cont'd.)

Partner or any affiliate to perform asset management or property management services for this property after close of the sale. The Partnership was represented by a third-party broker, and ANA was represented by an ANA-affiliated broker in this transaction. Collectively, these brokers were to be paid a commission not to exceed $242,550.

ANA delivered approximately $400,000 cash to escrow (portions of which were used in connection with closing costs and rent prorations), plus two promissory notes in the face amount of $6,468,000 (the "First Note") and $1,217,000 (the "Second Note"), respectively. The First Note bore 9% interest, with monthly payments based upon a 20-year amortization schedule. It was due on June 15, 2000 and was secured by a first deed of trust and assignment of rents and leases on Iomega. The Second Note bore 12% interest, with monthly payments of interest only. In addition, any "net cash flow" generated by Iomega was to be paid to the Partnership and applied against principal and interest payable under the Second Note. The Second Note was due on June 15, 2000 and was secured by a second deed of trust and assignment of rents and leases on Iomega, plus first deeds of trust encumbering two other parcels of real estate located in Salt Lake City, Utah and Davis County, Utah, plus a pledge of the ANA-affiliated broker's commission.

Shortly before closing, Iomega Corporation, which had leased the entire property since the Partnership originally purchased it, disclosed that it would not renew its lease on one of the buildings. To close the sale, the Partnership agreed to lease back the building from ANA for a term ending May 31, 2001. Iomega Corporation has not yet vacated the premises and has, in fact, signed two sub-leases (at different rental rates) covering the building it had announced it would vacate. The leases terminate May 31, 2003. So long as the Second Note was outstanding in full, the Partnership had no rental obligation under the leaseback; if the Second Note was partly paid off, the Partnership's rental obligation would commence proportionately. Upon repayment in full of the Second Note, the Partnership was to place in escrow the total estimated rental payments for the balance of the leaseback period. Thereafter, the Partnership would continue to receive all rental payments paid by Iomega Corporation or any other subtenant. ANA failed to pay off the First Note and Second Note on their original maturity date, June 15, 2000. The Partnership extended the payment date to September 26, 2000 (or October 26, 2000 if ANA had obtained a binding loan commitment from an institutional lender) in exchange for personal guarantees of the indebtedness by the three principals of ANA.

On September 26, 2000, ANA failed to make the payment or obtain a binding loan commitment from an institutional lender. After discussions with ANA, the Partnership agreed to extend the payment period to November 3, 2000 with notification to ANA that the Partnership would foreclose if ANA failed to make the payment at that time. On November 7, 2000, ANA received a binding loan commitment from an institutional lender, subject to a real estate appraisal and other contingencies, in the amount of $6,060,000. On December 22, 2000, the purchaser of Iomega refinanced its purchase of the property, resulting in a cash payment to the Partnership of approximately

                     DAMSON/BIRTCHER REALTY INCOME FUND-II,
                               LIMITED PARTNERSHIP
                     --------------------------------------


Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Cont'd.)

Capital Resources and Liquidity (Cont'd.)

Iomega Business Center (Cont'd.)

$5,882,000 plus a new note for the balance of the purchase price in the amount of $1,578,000 million, originally due to mature on March 31, 2001 (the "New Note"). On December 29, 2000, the Partnership sold the New Note to a third party for approximately $1,078,000, realizing a discount of approximately $500,000 from face value, and incurred $76,000 in commissions to a third party broker and other closing costs, resulting in net proceeds from the sale of the New Note of $1,002,000. As part of the final negotiations with ANA, the Partnership's rental obligation (estimated at $70,000 as of September 30, 2000) was forgiven. The difference between the discount realized on the sale of the New Note and estimated rental obligation has been reflected in the loss on sale of real estate. An outside consultant was also paid a $50,000 performance/completion bonus to facilitate the sale and negotiations referred to above.

The Partnership realized a loss on the sale of $246,000, when compared to its carrying value, after deducting for closing costs, prorations, and the discount taken on the sale of the New Note and netting against those amounts, a commission of $121,000 that was previously payable to an affiliate of the buyer upon payment in full of the Second Note, that was eliminated due to ANA's failure to pay off the Second Note on its original maturity date of June 15, 2000 and the forfeited rental obligation. See Note 5 to the Financial Statements for further discussion.

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

As of January 1, 2000, the Partnership only had one property remaining (Iomega) in its portfolio. It was subsequently sold on February 9, 2000. Given the contingencies involved in the sale and the fact that the carrying value roughly approximated the actual selling price less actual selling costs, the General Partner determined that a carrying value of $7,689,000 should be utilized as an estimate of fair value as of December 31, 1999. There were no properties to value as of January 1, 2001.

Year 2000

As of December 31, 1999, the Partnership's accounting systems and the investor services system used to track the limited partners' interests, distributions and tax information were tested and appeared to be free of year 2000 bugs. The Partnership's remaining property was also reviewed utilizing the Building Owners and Managers Association ("BOMA") industry standards as a guideline for necessary corrections and those corrections were successful. As of December 31, 2000, the Partnership did not experience any significant issues or problems relating to year 2000. The cost of the Partnership's accounting systems upgrade was borne by the General Partner and was not reimbursed by the Partnership.

Results of Operations

Year Ended December 31, 2000

Because the Partnership has been liquidating its assets, a year-to-year comparison of the results of operations is not practical. As the Partnership's assets (properties) were sold, the results of operations have been generated from a smaller asset base, and are therefore not comparable. The Partnership completed the sale of five of its six remaining properties in three separate transactions during 1999 and sold its last property in February 2000. The Partnership's operating results have been reflected on the Statements of Changes of Net Assets in Liquidation.

For the year ended December 31, 2000, the Partnership generated net operating income of $132,000 from the operation of its last property. The decrease in net operating income for the year ended December 31, 2000 when compared to 1999 was primarily attributable to the sale of five of its six remaining properties during September 1999 and the sale of Iomega Business Center on February 9, 2000.

Interest income resulted from the temporary investment of Partnership working capital and from the interest income earned on Notes Receivable. For the year ended December 31, 2000, interest income was $929,000. The increase in interest income

                     DAMSON/BIRTCHER REALTY INCOME FUND-II,
                               LIMITED PARTNERSHIP
                     --------------------------------------


Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Cont'd.)

Results of Operations (Cont'd.)

Year Ended December 31, 2000 (Cont'd.)

was reflective of the temporary investment of cash and cash equivalent balances that were generated from the sale of the properties and from the interest income earned on Notes Receivable.

The loss on sale of real estate for the year ended December 31, 2000, relates to the sale of Iomega Business Center on February 9, 2000. The Partnership originally sold the property for $8,085,000 consisting of a cash payment of $400,000 and two notes of $6,468,000 and $1,217,000, respectively. On December 22, 2000, the purchaser of Iomega refinanced its purchase of the property, resulting in a cash payment to the Partnership of approximately $5,882,000 plus a new note for the balance of the purchase price in the amount of $1,578,000 million, originally due to mature on March 31, 2001 (the "New Note"). On December 29, 2000, the Partnership sold the New Note to a third party for approximately $1,078,000, realizing a discount of approximately $500,000 from face value, and incurred $76,000 in commissions to a third party broker and other closing costs, resulting net proceeds from the sale of the New Note of $1,002,000. As part of the final negotiations with ANA, the Partnership's rental obligation (estimated at $70,000 as of September 30, 2000) was forgiven. The difference between the discount realized on the sale of the New Note and estimated rental obligation has been reflected in the loss on sale of real estate.

The Partnership realized a loss on the sale of $246,000, when compared to its carrying value, after deducting for closing costs, prorations, and the discount taken on the sale of the New Note and netting against those amounts, a commission of $121,000 that was previously payable to an affiliate of the buyer upon payment in full of the Second Note, that was eliminated due to ANA's failure to pay off the Second Note on its original maturity date of June 15, 2000 and the forfeited rental obligation. See Note 5 to the Financial Statements for further discussion.

Accrued expenses for liquidation as of December 31, 2000, include estimates of costs to be incurred in carrying out the dissolution and liquidation of the Partnership through December 31, 2001. These costs include estimates of legal fees, accounting fees, tax preparation and filing fees, other professional services and the General Partner's liability insurance. During the year ended December 31, 2000, the General Partner continuously re-evaluated the estimated costs to wind up and dissolve the Partnership given the uncertainty involved with the ongoing litigation. The provision for liquidation expenses was accordingly adjusted by an aggregate of $662,000 to reflect the revised estimates.

The actual costs could vary significantly from the related provisions due to the uncertainty related to the length of time required to complete the liquidation and dissolution and the complexities which may arise. The accrued expenses for liquidation do not take into consideration the possible outcome of the ongoing litigation after December 31, 2001. Such costs are unknown and are not estimable at this time.

Liquidation expenses incurred for the year ended December 31, 2000 include charges of $19,000 from the General Partner and its affiliates for services rendered in connection with administering the affairs of the Partnership. Also included in

                     DAMSON/BIRTCHER REALTY INCOME FUND-II,
                               LIMITED PARTNERSHIP
                     --------------------------------------


Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Cont'd.)

Results of Operations (Cont'd.)

Year Ended December 31, 2000 (Cont'd.)

liquidation expenses incurred for the year ended December 31, 2000 are direct charges of $481,000 relating to legal fees, audit fees, tax preparation fees, professional fees, costs incurred in providing information to the Limited Partners and other miscellaneous costs.

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

Impact of Issued But Not Yet Adopted Accounting Principles

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards, or SFAS, No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133, as amended by SFAS Nos. 137 and 138, describes the accounting for derivative instruments and hedging activities. SFAS No. 133, as amended, is effective for the first fiscal quarter of the first fiscal year beginning after June 15, 2000. We do not believe that the implementation of SFAS No. 133, as amended, will have an impact on our financial position or results of operations.

Item 7a. Quantitative and Qualitative Market Risk Disclosures

As of December 31, 2000, the Partnership had cash equivalents of $7,600,000 invested in interest-bearing certificates of deposit. These investments are subject to interest rate risk due to changes in interest rates upon maturity. Declines in interest rates over time would reduce Partnership interest income.

                     DAMSON/BIRTCHER REALTY INCOME FUND-II,
                               LIMITED PARTNERSHIP
                     --------------------------------------


Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                          INDEX TO FINANCIAL STATEMENTS


                                                                                                              Page
                                                                                                              ----
Independent Auditors' Report............................................................................       F-2

Financial Statements:

         Statements of Net Assets in Liquidation as of December 31, 2000 and 1999.......................       F-3

         Statements of Changes of Net Assets in Liquidation for the Years Ended

         December 31, 2000 and 1999 and 1998............................................................       F-4

         Notes to Financial Statements .................................................................       F-5

Information required by schedules called for under Regulation S-X is either not applicable or is included in the financial statements.

                             COOPER VILLAGE PARTNERS
                             (A GENERAL PARTNERSHIP)
                             -----------------------
                          INDEX TO FINANCIAL STATEMENTS

Independent Auditors' Report............................................................................      F-22

Financial Statements:

         Statements of Net Assets in Liquidation as of December 31, 1999................................      F-23

         Statements of Changes of Net Assets in Liquidation for the Years Ended

         December 31, 1999 and 1998.....................................................................      F-24

         Notes to Financial Statements..................................................................      F-25

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

                     DAMSON/BIRTCHER REALTY INCOME FUND-II,
                               LIMITED PARTNERSHIP
                     --------------------------------------


                          INDEPENDENT AUDITORS' REPORT


To Birtcher/Liquidity Properties, as General Partner of Damson/Birtcher Realty Income Fund-II, Limited Partnership:

We have audited the financial statements of Damson/Birtcher Realty Income Fund-II, Limited Partnership as listed in the accompanying index. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the net assets in liquidation as of December 31, 2000 and 1999 of Damson/Birtcher Realty Income Fund-II, and the changes of net assets in liquidation for each of the years in the three-year period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America applied on the basis of accounting discussed in note 2.


                                            KPMG LLP

Orange County, California
February 6, 2001

                     DAMSON/BIRTCHER REALTY INCOME FUND-II,
                               LIMITED PARTNERSHIP
                     --------------------------------------



                     STATEMENTS OF NET ASSETS IN LIQUIDATION



                                                          DECEMBER 31,                  DECEMBER 31,
ASSETS (Liquidation Basis):                                   2000                          1999
                                                          ------------                  ------------
Properties                                                 $        --                   $ 7,689,000

Cash and cash equivalents                                    8,717,000                     6,418,000
Cash in escrow                                                   1,000                       553,000
Accounts receivable                                             27,000                        14,000
Other assets                                                        --                        29,000
                                                           -----------                   -----------

        Total Assets                                         8,745,000                    14,703,000
                                                           -----------                   -----------

LIABILITIES (Liquidation Basis):

Distributions payable                                        3,267,000                            --
Accounts payable and accrued liabilities                       226,000                       210,000
Accrued expenses for liquidation                               472,000                       310,000
                                                           -----------                   -----------

        Total Liabilities                                    3,965,000                       520,000
                                                           -----------                   -----------

Net Assets in Liquidation                                  $ 4,780,000                   $14,183,000
                                                           ===========                   ===========



The accompanying notes are an integral part of these Financial Statements.

                     DAMSON/BIRTCHER REALTY INCOME FUND-II,
                               LIMITED PARTNERSHIP
                     --------------------------------------


               STATEMENTS OF CHANGES OF NET ASSETS IN LIQUIDATION


                                                                        FOR THE YEARS ENDED DECEMBER 31,
                                                                ------------------------------------------------
                                                                    2000              1999              1998
                                                                ------------      ------------      ------------
Net assets in liquidation at
 beginning of year                                              $ 14,183,000      $ 27,752,000      $ 27,394,000
                                                                ------------      ------------      ------------
Increase (decrease) during year:
Operating activities:
       Property operating income, net                                132,000         2,472,000         3,350,000
       Interest income                                               929,000           239,000            75,000
       General and administrative expenses                                --          (597,000)         (665,000)
       Leasing commissions                                                --          (197,000)          (49,000)
       Equity in earnings of Cooper Village
        Partners excluding $263,000 gain from sale
        of Partnership's interest in Cooper Village
        Shopping Center for 1999 and $328,000 adjustment to
        carrying value of investment in
        Cooper Village Partners for 1998                                  --           282,000           348,000
                                                                ------------      ------------      ------------
                                                                   1,061,000         2,199,000         3,059,000
                                                                ------------      ------------      ------------

Liquidating activities:
        Loss from sale of real estate (net)                         (246,000)         (339,000)               --
         Gain from sale of Partnership's
          interest in Cooper Village Shopping Center                      --           263,000                --
         Distributions to partners                                (9,556,000)      (15,511,000)       (2,752,000)
         Adjustment to the carrying value of properties                   --                --           328,000
         Adjustment to carrying value of
           investment in Cooper Village Partners                          --                --          (328,000)
         Decrease in (provision for) liquidation expenses           (662,000)         (181,000)           51,000
                                                                ------------      ------------      ------------
                                                                 (10,464,000)      (15,768,000)       (2,701,000)
                                                                ------------      ------------      ------------
Net (decrease) increase in assets
 in liquidation                                                   (9,403,000)      (13,569,000)          358,000
                                                                ------------      ------------      ------------
Net assets in liquidation at
 end of year                                                    $  4,780,000      $ 14,183,000      $ 27,752,000
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

        The amendment modified the Partnership Agreement to eliminate the General Partner's 10% subordinated interest in distributions of Distributable Cash (net cash from operations) and to reduce its subordinated interest in such distributions from 10% to 1%. The amendment also modified the Partnership Agreement to eliminate the General Partner's 10% subordinated interest in Sale or Financing Proceeds (net cash from sale or financing of Partnership property) and to reduce its subordinated interest in such proceeds from 15% to 1%. In lieu thereof, the Partnership Agreement now provides for the Partnership's payment to the General Partner of an annual asset management fee equal initially to .75% of the aggregate appraised value of the Partnership's properties. The factor used to calculate the annual asset management fee was reduced by .10% each year beginning after December 31, 1996 (e.g., from .65% in 1997 to .55% in 1998, to .45% in
        1999 and .35% in 2000). There will be no such fees paid in 2001 as all Partnership properties have been sold.

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

        The Limited Partners have certain priorities in the allocation of cash distributions by the Partnership. Out of each distribution of net cash, the Limited Partners generally have certain preferential rights to receive payments that, together with all previous payments to them, would provide an overall 9% per annum (cumulative non-compounded) return (a "9% Preferential Return") on their investment in the Partnership. Any distributions not equaling this 9% Preferential Return in any quarter are to be made up in subsequent periods if and to the extent distributable cash is available. It is not, however, attainable given the Partnership's liquidation status.

        Distributable cash from operations was paid out each quarter in the following manner: 99% to the Limited Partners and 1% to the General Partner. These payments were made each quarter to the extent that there was sufficient distributable cash available.

        Sale or financing proceeds were distributed, to the extent available, as follows: (i) to the Limited Partners until all cash distributions to them amount to a 9% Preferential Return on their investment cumulatively from the date of their admission to the Partnership, (ii) then to the Limited Partners in an amount equal to their investment; and (iii) the remainder, 99% to Limited Partners and 1% to the General Partner.

        Although the unpaid 9% Preferential Return to the Limited Partners aggregates approximately $19,710,000 as of December 31, 2000, the limited partners will not realize this return due to the Partnership's estimated

                     DAMSON/BIRTCHER REALTY INCOME FUND-II,
                               LIMITED PARTNERSHIP
                     --------------------------------------


NOTES TO FINANCIAL STATEMENTS (Cont'd.)

(1)     Organization and Operations (Cont'd.)

        liquidation value of $4,780,000.

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

        As of December 31, 1995 the General Partner decided to treat its properties as held for sale, instead of for investment, for financial statement purposes. Since adoption of the 1993 amendment, the General Partner has considered several preliminary indications of interest from third parties to acquire some or all of the Partnership's properties. Apart from the sale of Atrium Place in 1996, these transactions never materialized, primarily because the General Partner rejected as too low the valuations of the Partnership's remaining properties as proposed by the potential purchasers. The Partnership's properties were held for sale throughout 1997, 1998 and five of its six remaining properties (including its 58% interest in Cooper

                     DAMSON/BIRTCHER REALTY INCOME FUND-II,
                               LIMITED PARTNERSHIP
                     --------------------------------------


NOTES TO FINANCIAL STATEMENTS (Cont'd.)

(1)     Organization and Operations (Cont'd.)

        Village Partners) were sold in 1999. The Partnership's last remaining property, Iomega Business Park, was sold on February 9, 2000. (See Note
        5)

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

        On October 19, 2000, Grape Investors, LLC ("Grape"), the holder of approximately 6.0001% of the limited partnership interests of the Partnership, settled its portion of the purported class action lawsuits entitled "Bigelow/Diversified Secondary Partnerships Fund 1990 Litigation" and "Madison Partnership and ISA Partnership Litigation" (the "Grape Settlement"). See Note 6.


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

        As of January 1, 2000, the Partnership only had one property remaining (Iomega) in its portfolio and it was subsequently sold on February 9, 2000 (see Note 5). Given the contingencies (outstanding at that time) involved in the sale and the fact that the carrying value roughly approximated the

                     DAMSON/BIRTCHER REALTY INCOME FUND-II,
                               LIMITED PARTNERSHIP
                     --------------------------------------



NOTES TO FINANCIAL STATEMENTS (Cont'd.)

(2)     Summary of Significant Accounting Policies (Cont'd.)

        Liquidation Basis (Cont'd.)

        actual selling price less actual selling costs, the General Partner determined that a carrying value of $7,689,000 should be utilized as an estimate of fair value as of December 31, 1999.

        Segment Reporting

        Given that the Partnership is in the process of liquidation, the Partnership has identified only one operating business segment which is the business of asset liquidation.

        Rental income from Iomega Corporation totaled $154,000 in 2000, $1,317,000 in 1999 and $1,260,000 in 1998, or approximately 100%, 30%
        and 23%, respectively, of the Partnership's total rental income. Rental income from Delta Dental Corporation totaled $0 in 2000, $0 in 1999 and $888,000 in 1998, or approximately 0%, 0% and 17%, respectively, of the Partnership's total rental income.

        Cash and Cash Equivalents

        The Partnership invests its excess cash balances in short-term investments (cash equivalents). These investments are stated at cost, which approximates market, and consists of money market, certificates of deposit and other non-equity-type cash investments. Cash equivalents at December 31, 2000 and 1999, totaled $7,600,000 and $6,193,000, respectively. Cash equivalents are defined as temporary non-equity investments with original maturities of three months or less, which can be readily converted into cash and are not subject to changes in market value, however are subject to interest rate risk.

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


NOTES TO FINANCIAL STATEMENTS (Cont'd.)

(2)     Summary of Significant Accounting Policies (Cont'd.)


        Income Taxes (Cont'd.)

        Following are the Partnership's assets and liabilities as determined in accordance with generally accepted accounting principles ("GAAP") (liquidation basis of accounting) and for federal income tax reporting purposes at December 31:


                                                2000                                        1999
                                ----------------------------------           -----------------------------------
                                 GAAP BASIS             TAX BASIS              GAAP BASIS             TAX BASIS
                                (LIQUIDATION)          (UNAUDITED)           (LIQUIDATION)           (UNAUDITED)
                                -------------          -----------           -------------           -----------
        Total Assets            $ 8,745,000            $15,880,000            $14,703,000            $21,848,000

        Total
        Liabilities             $ 3,965,000            $ 3,493,000            $   520,000            $   210,000

Following are the differences between Financial Statement and tax return income:


                                                                          2000                   1999               1998
                                                                        -----------          -----------         -----------
        Change in net assets in liquidation
        from operating activities including
        adjustments to carrying
        values of real estate                                           $ 1,061,000          $ 2,199,000         $ 3,059,000

        Adjustment to carrying value of real estate                              --                   --            (328,000)

        Adjustment in carrying value of Cooper Village                           --                   --             328,000

        Depreciation differences on investments in real estate              (40,000)          (1,450,000)         (1,429,000)

        Gain (loss) on sale of property in excess of book value           3,554,000           (1,222,000)                 --

        Note discount                                                      (500,000)                  --                  --

        Other                                                              (533,000)             198,000             (65,000)
                                                                        -----------          -----------         -----------

        Taxable income per Federal tax return (unaudited)               $ 3,542,000          $  (275,000)        $ 1,565,000
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

        Estimations

        The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires the General Partner to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses or changes in net assets during the reporting period. Actual results could differ from those estimates.

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

(3)     Investment in Cooper Village Partners

        During 1987 and 1988, Cooper Village Partners ("CV Partners"), a California general partnership consisting of the Partnership and Real Estate Income Partners III, Limited Partnership ("Fund III"), an affiliated limited partnership, acquired Cooper Village Shopping Center. In connection therewith, the Partnership and Fund III contributed capital contributions of $5,937,000 (58%) and $4,300,000 (42%), respectively, and shared in the profits, losses and distributions of CV Partners in proportion to their respective ownership interests. Cooper Village Shopping Center was sold on September 21, 1999 (see Note 5) and CV Partners' assets were distributed to the Partnership and Fund III as of December 31, 1999.

        Condensed summary financial information for CV Partners is presented on the following page.

                     DAMSON/BIRTCHER REALTY INCOME FUND-II,
                               LIMITED PARTNERSHIP
                     --------------------------------------


NOTES TO FINANCIAL STATEMENTS (Cont'd.)

(3)     Investment in Cooper Village Partners (Cont'd.)


        Condensed Statements of Changes of Net Assets in Liquidation:


                                              YEAR ENDED              YEAR ENDED
                                              DECEMBER 31,            DECEMBER 31,
                                                 1999                     1998
                                              ------------            ------------
        Net Assets in Liquidation
          at beginning of period              $ 5,885,000             $ 6,359,000

        Increase (decrease) during
          Period:
          Operating Activities                    510,000                 580,000
          Liquidating Activities               (6,395,000)             (1,054,000)
                                              -----------             -----------
        Net decrease in Assets in
          Liquidation                          (5,885,000)               (474,000)
                                              -----------             -----------
        Net Assets in Liquidation
          at end of period
                                              $        --             $ 5,885,000
                                              ===========             ===========

        For the year ended December 31, 1998, the carrying value of real estate in the Partnership's investment in Cooper Village Partners was adjusted as the General Partners of Cooper Village Partners determined that the carrying value of real estate was in excess of its estimated net realizable value. The Partnership's portion (58%) of the adjustment was $328,000. Cooper Village Partners was liquidated as of December 31, 1999.

(4)     Transactions with Affiliates

        The Partnership has no employees and, accordingly, the General Partner and its affiliates perform services on behalf of the Partnership in connection with administering the affairs of the Partnership. The General Partner and affiliates are reimbursed for their general and administrative costs actually incurred and associated with services performed on behalf of the Partnership. For the years ended December 31, 2000, 1999 and 1998 the Partnership was charged with approximately $19,000, $103,000 and $115,000, respectively, of such expenses.

        An affiliate of the General Partner provides property management services with respect to the Partnership's properties and receives a fee for such services not to exceed 6% of the gross receipts from the properties under management, provided that leasing services are performed, otherwise not to exceed 3%. Such fees amounted to approximately $7,000 in 2000, $138,000 in 1999 and $181,000 in 1998. The
        General Partner was also paid a leasing fee for services rendered in connection with leasing space in a Partnership property after the expiration or termination of any lease of such space including renewal options. Such fees amounted to $2,000, $65,000 and $36,000 for the years ended December 31, 2000, 1999, and 1998, respectively. As reimbursement of costs for on-site property management personnel and other related costs, an affiliate of the General Partner received $8,000 in 2000, $90,000 in 1999 and $114,000 in 1998. In addition to the aforementioned, the General Partner was also paid $0, $47,000 and $55,000 related to the Partnership's portion (58%) of property management fees, leasing fees, reimbursement of on-site property management personnel and other reimbursable expenses for CV Partners for the year ended December 31, 2000, 1999 and 1998, respectively.

                     DAMSON/BIRTCHER REALTY INCOME FUND-II,
                               LIMITED PARTNERSHIP
                     --------------------------------------



NOTES TO FINANCIAL STATEMENTS (Cont'd.)

(4)     Transactions with Affiliates (Cont'd.)

        The amended Partnership Agreement provides for the Partnership's payment to the General Partner of an annual asset management fee equal to .35% (45% in 1999 and 55% in 1998) of the aggregate appraised value of the Partnership's properties as determined by independent appraisal undertaken in January of each year. Such fees for the year ended December 31, 2000, 1999 and 1998, amounted to $4,000, $97,000 and
        $160,000, respectively. In addition to the aforementioned, the General Partner was also paid $0, $11,000 and $20,000, related to the Partnership's portion (58%) of asset management fees for Cooper Village Partners for the years ended December 31, 2000, 1999 and 1998, respectively.

(5)     Loss from Sale of Real Estate

        During the year ended December 31, 1999, the Partnership sold five of its six properties (including its 58% interest in Cooper Village Shopping Center) in three separate transactions and sold its last property, Iomega Business Center, in February 2000, as set forth below:

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

        Ladera-II (Cont'd.)

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

        Rubin Pachulsky Dew has hired an affiliate of Birtcher as property manager for the properties for a fee that is approximately the same as the fee the Partnership previously paid to the General Partner for property management. In addition, Rubin Pachulsky Dew has hired an affiliate of Birtcher to provide certain asset management services for the properties, and will pay an incentive fee approximately equal to 10% of the profits, if any, after Rubin Pachulsky Dew has received a 15% return on its investment. The incentive fee, if earned, is not payable until the last property is sold or four years from date of purchase, whichever comes

                     DAMSON/BIRTCHER REALTY INCOME FUND-II,
                               LIMITED PARTNERSHIP
                     --------------------------------------


NOTES TO FINANCIAL STATEMENTS (Cont'd.)

(5)     Loss from Sale of Real Estate (Cont'd.)

        The Rubin Pachulsky Dew Transaction (Cont'd.)

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

        ANA delivered approximately $400,000 cash to escrow (portions of which were used in connection with closing costs and rent prorations), plus two promissory notes in the face amount of $6,468,000 (the "First Note") and $1,217,000 (the "Second Note"), respectively. The First Note bore 9% interest, with monthly payments based upon a 20-year amortization schedule. It was due on June 15, 2000 and was secured by a first deed of trust and assignment of rents and leases on Iomega. The Second Note bore 12% interest, with monthly payments of interest only. In addition, any "net cash flow" generated by Iomega was to be paid to the Partnership and applied against principal and interest payable under the Second Note. The Second Note was due on June 15, 2000 and was secured by a second deed of trust and assignment of rents and leases on Iomega, plus first deeds of trust encumbering two other parcels of real estate located in Salt Lake City, Utah and Davis County, Utah, plus a pledge of the ANA-affiliated broker's commission.

                     DAMSON/BIRTCHER REALTY INCOME FUND-II,
                               LIMITED PARTNERSHIP
                     --------------------------------------


NOTES TO FINANCIAL STATEMENTS (Cont'd.)

(5)     Loss from Sale of Real Estate (Cont'd.)

        Iomega Business Center (Cont'd.)

        Shortly before closing, Iomega Corporation, which had leased the entire property since the Partnership originally purchased it, disclosed that it would not renew its lease on one of the buildings. To close the sale, the Partnership agreed to lease back the building from ANA for a term ending May 31, 2001. Iomega Corporation has not yet vacated the premises and has, in fact, signed two sub-leases (at different rental rates) covering the building it had announced it would vacate. The leases terminate May 31, 2003. So long as the Second Note was outstanding in full, the Partnership had no rental obligation under the leaseback; if the Second Note was partly paid off, the Partnership's rental obligation would commence proportionately. Upon repayment in full of the Second Note, the Partnership was to place in escrow the total estimated rental payments for the balance of the leaseback period. Thereafter, the Partnership would continue to receive all rental payments paid by Iomega Corporation or any other subtenant. ANA failed to pay off the First Note and Second Note on their original maturity date, June 15, 2000. The Partnership extended the payment date to September 26, 2000 (or October 26, 2000 if ANA had obtained a binding loan commitment from an institutional lender) in exchange for personal guarantees of the indebtedness by the three principals of ANA.

        On September 26, 2000, ANA failed to make the payment or obtain a binding loan commitment from an institutional lender. After discussions with ANA, the Partnership agreed to extend the payment period to November 3, 2000 with notification to ANA that the Partnership would foreclose if ANA failed to make the payment at that time. On November 7, 2000, ANA received a binding loan commitment from an institutional lender, subject to a real estate appraisal and other contingencies, in the amount of $6,060,000. On December 22, 2000, the purchaser of Iomega refinanced its purchase of the property, resulting in a cash payment to the Partnership of approximately $5,882,000 plus a new note for the balance of the purchase price in the amount of $1,578,000 million, originally due to mature on March 31, 2001 (the "New Note"). On December 29, 2000, the Partnership sold the New Note to a third party for approximately $1,078,000, realizing a discount of approximately $500,000 from face value, and incurred $76,000 in commissions to a third party broker and other closing costs, resulting in net proceeds from the sale of the New Note of $1,002,000. As part of the final negotiations with ANA, the Partnership's rental obligation (estimated at $70,000 as of September 30, 2000) was forgiven. The difference between the discount realized on the sale of the New Note and estimated rental obligation has been reflected in the loss on sale of real estate. An outside consultant was also paid a $50,000 performance/completion bonus to facilitate the sale and negotiations referred to above.

        The Partnership realized a loss on the sale of $246,000, when compared to its carrying value, after deducting for closing costs, prorations, and the discount taken on the sale of the New Note and netting against those amounts, a commission of $121,000 that was previously payable to an

                     DAMSON/BIRTCHER REALTY INCOME FUND-II,
                               LIMITED PARTNERSHIP
                     --------------------------------------


NOTES TO FINANCIAL STATEMENTS (Cont'd.)

(5)     Loss from Sale of Real Estate (Cont'd.)

        Iomega Business Center (Cont'd.)

        affiliate of the buyer upon payment in full of the Second Note, that was eliminated due to ANA's failure to pay off the Second Note on its original maturity date of June 15, 2000 and the forfeited rental obligation.

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

        In March 2000, defendants informed the Court and plaintiff that they would bring a Motion for Summary Judgment against the named plaintiff based upon the allegations set forth in plaintiff's complaint. On April 4, 2000, Bigelow/Diversified Secondary Partnership Fund 1990 filed a First Amended Class Action and Derivative Complaint against Damson/Birtcher Partners, Birtcher Investors, Birtcher/Liquidity Properties, Birtcher Partners, Birtcher Properties, Birtcher Ltd., Birtcher Investments, BREICORP, L.F. Special Fund II, L.P., L.F. Special Fund I, L.P., Liquidity Fund Asset Management, Inc., Arthur Birtcher, Ronald Birtcher, Robert Anderson, Richard G. Wollack and Brent R. Donaldson, the Partnership, Damson/Birtcher Realty Income Fund-I and Real Estate Income Partners III, alleging breach of fiduciary duty, breach of contract, and a derivative claim for breach of fiduciary duty. Defendants have answered the First Amended Complaint. Plaintiff has engaged in preliminary discovery.

        On October 27, 2000, defendants sought permission of the court to communicate an offer to settle to individual limited partners of the Partnership. Plaintiff's counsel opposed that motion. On December 4, 2000, the court ruled that defendants could communicate an offer to settle to individual limited partners.

        Thereafter, on December 12, 2000, the Partnership and the General Partner mailed to the limited partners an offer to settle this lawsuit and all other claims (including the Madison Partnership Liquidity Investors Litigation referenced below) for payment of each settling limited partner's pro rata share of the proceeds available for distribution from liquidation of the Partnership's properties (approximately $171 per $1,000 of original investment interest) plus a nominal payment of $1.00 from the General Partners for an assignment of all of a settling limited partner's interest in the Partnership to the General Partner. Limited partners holding 42% (including the Grape Settlement) of the interests in the Partnership settled on these terms. The aggregate distribution in connection with the December 12, 2000 offer, which was reflected as an accrual at December 31, 2000, was approximately $3,267,000.

        On March 6, 2001, all of the defendants other than the Partnership and the general partners filed a motion to be dismissed from the case. The court has not yet set a hearing date for this motion.

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

        On August 14, 2000, plaintiffs petitioned the court for an order certifying the action as a class action. Plaintiffs also asked the court to issue a writ mandating that the Partnership immediately distribute all liquidation proceeds to the limited partners. On December 19, 2000, the court denied both motions. The case is currently proceeding only as a derivative action.

        As noted above, limited partners holding 42% of the interests in the Partnership have settled this (and all other) cases against the Partnership and the General Partner.

                     DAMSON/BIRTCHER REALTY INCOME FUND-II,
                               LIMITED PARTNERSHIP
                     --------------------------------------



NOTES TO FINANCIAL STATEMENTS (Cont'd.)

(7)     Accounts Payable and Accrued Liabilities

        Accounts payable and accrued liabilities consist of the following:


                                                      DECEMBER 31,
                                              ----------------------------
                                                2000                 1999
                                              --------            --------
        Security Deposits                           --              54,000
        Accounts payable and other             226,000             156,000
                                              --------            --------

                                              $226,000            $210,000
                                              ========            ========

(8)     Accrued Expenses for Liquidation

        Accrued expenses for liquidation as of December 31, 2000, include estimates of costs to be incurred in carrying out the dissolution and liquidation of the Partnership through December 31, 2001. These costs include estimates of legal fees, accounting fees, tax preparation and filing fees, other professional services and the General Partner's liability insurance. During the year ended December 31, 2000, the General Partner continuously re-evaluated the estimated costs to wind up and dissolve the Partnership given the uncertainty involved with the ongoing litigation. The provision for liquidation expenses was accordingly adjusted by an aggregate of $662,000 to reflect the revised estimates.

        The actual costs could vary significantly from the related provisions due to the uncertainty related to the length of time required to complete the liquidation and dissolution and the complexities which may arise. The accrued expenses for liquidation do not take into consideration the possible outcome of the ongoing litigation after December 31, 2001. Such costs are unknown and are not estimable at this time.

                     DAMSON/BIRTCHER REALTY INCOME FUND-II,
                               LIMITED PARTNERSHIP
                     --------------------------------------



NOTES TO FINANCIAL STATEMENTS (Cont'd.)

(9)     Quarterly Results of Operations (Unaudited)


                                                                       FOR THE QUARTERS ENDED
                                                -------------------------------------------------------------------
                                                 12/31/2000         9/30/2000          6/30/2000         3/31/2000
                                                -----------        -----------        -----------       -----------
        Increase in net assets from
         operating activities, net              $   241,000        $   170,000        $   305,000       $   345,000

        Increase (decrease) in net assets
         from liquidating activities, net        (4,793,000)           (43,000)           256,000        (5,884,000)
                                                -----------        -----------        -----------       -----------

        Net increase (decrease) in assets
         in liquidation                         $(4,552,000)       $   127,000        $   561,000       $(5,539,000)
                                                ===========        ===========        ===========       ===========


                                                                         FOR THE QUARTERS ENDED
                                                ------------------------------------------------------------------------
                                                 12/31/1999           9/30/1999          6/30/1999            3/31/1999
                                                ------------        ------------        ------------        ------------
        Increase in net assets from
         operating activities, net              $    338,000        $    580,000        $    702,000        $    579,000

        Decrease in net assets from
         liquidating activities, net             (14,182,000)           (682,000)           (473,000)           (431,000)
                                                ------------        ------------        ------------        ------------
        Net increase (decrease) in assets
         in liquidation                         $(13,844,000)       $   (102,000)       $    229,000        $    148,000
                                                ============        ============        ============        ============

                             COOPER VILLAGE PARTNERS
                             (A GENERAL PARTNERSHIP)

                          INDEPENDENT AUDITORS' REPORT


To Damson/Birtcher Realty Income Fund-II, Limited Partnership and Real Estate Income Partners III, Limited Partnership as
General Partners of Cooper Village Partners:

We have audited the financial statements of Cooper Village Partners, a general partnership, as listed in the accompanying index. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the net assets in liquidation as of December 31, 1999 of Cooper Village Partners, and the changes of net assets in liquidation for the years ended December 31, 1999 and 1998, in conformity with generally accepted accounting principles applied on the basis of accounting as discussed in note 2.


                                                    KPMG LLP

Orange County, California
March 24, 1999

                             COOPER VILLAGE PARTNERS
                             (A GENERAL PARTNERSHIP)


                     STATEMENT OF NET ASSETS IN LIQUIDATION



                                                           DECEMBER 31,
                                                               1999
                                                           ------------
ASSETS (Liquidation Basis):

Property                                                   $        --

Cash and cash equivalents                                           --
Accounts receivable                                                 --
Other assets                                                        --
                                                           -----------
        Total Assets                                                --
                                                           -----------

LIABILITIES (Liquidation Basis):

Accounts payable and accrued liabilities                            --
                                                           -----------
Accrued expenses for liquidation                                    --
        Total Liabilities                                           --
                                                           -----------
Net Assets in Liquidation                                  $        --
                                                           ===========


The accompanying notes are an integral part of these Financial Statements.

                             COOPER VILLAGE PARTNERS
                             (A GENERAL PARTNERSHIP)

               STATEMENTS OF CHANGES OF NET ASSETS IN LIQUIDATION


                                                                  1999                           1998
                                                              -----------                    -----------
Net assets in liquidation at
 beginning of year                                            $ 5,885,000                    $ 6,359,000
                                                              -----------                    -----------
Increase (decrease) during year

Operating activities:
        Property operating income, net                            491,000                        650,000
        Interest income                                            66,000                         16,000
        General and administrative expenses                       (41,000)                       (47,000)
        Leasing commissions                                        (6,000)                       (39,000)
                                                              -----------                    -----------
                                                                  510,000                        580,000
                                                              -----------                    -----------

Liquidating activities:
        Adjustment to carrying value
         of property in liquidation                                    --                       (564,000)
        Gain from sale of real estate                             453,000                             --
        Decrease in liquidation accrual                             9,000                             --
        Distributions to partners                              (6,857,000)                      (490,000)
                                                              -----------                    -----------
                                                               (6,395,000)                    (1,054,000)
                                                              -----------                    -----------
Net decrease in assets in                                      (5,885,000)                      (474,000)
 liquidation

Net assets in liquidation at end of year                      $        --                    $ 5,885,000
                                                              ===========                    ===========


The accompanying notes are an integral part of these financial statements.

                             COOPER VILLAGE PARTNERS
                             (A GENERAL PARTNERSHIP)


NOTES TO FINANCIAL STATEMENTS

(1)     Organization

        Cooper Village Partners, (the "Partnership") was formed on December 18, 1987 under the laws of the State of California. The General Partners of the Partnership are Damson Birtcher Realty Income Fund II, Limited Partnership ("Fund II") and Real Estate Income Partners III, Limited Partnership ("Fund III"). During 1987 and 1988, The Partnership acquired Cooper Village Shopping Center in Mesa, Arizona. In connection with this acquisition, Fund II and Fund III contributed capital of $5,937,000 (58%) and $4,300,000 (42%), respectively. Fund II and Fund III share in the profits, losses and distributions of the Partnership in proportion to their respective ownership interests. The Partnership maintained its accounting records and prepared its financial statements in accordance with generally accepted accounting principles.

        On February 18, 1997, the General Partners mailed a Consent Solicitation to the Limited Partners of Funds II and III which sought their consent to dissolve those Partnerships and sell and liquidate all of their remaining properties (including the Partnership's property) as soon as practicable, consistent with obtaining reasonable value for the Partnership's property. A majority in interest of the Limited Partners of Funds II and III consented by March 13, 1997. As a result, the General Partners, as well as the Partnership, adopted the liquidation basis of accounting as of March 31, 1997. The difference between the adoption of the liquidation basis of accounting as of March 13, 1997 and March 31, 1997 was not material.

        Under the liquidation basis of accounting, assets are stated at their estimated net realizable values and liabilities are stated at their anticipated settlement amounts.

        The Partnership adopted the liquidation basis of accounting on March 31, 1997. Comparison of results to prior years, therefore, is not practical. The Statements of Net Assets in Liquidation and Statements of Changes of Net Assets in Liquidation reflect the Partnership as liquidated. Prior financial statements reflect the Partnership as a going concern.

        As of December 31, 1995, the General Partners decided to treat their properties, as well as the Partnership's property, as held for sale, instead of for investment, for financial statement purposes. Since 1993, the General Partners have considered several preliminary indications of interest from third parties to acquire the Partnership's property. The Partnership's sole property was held for sale throughout 1997 and 1998 and was sold on September 21, 1999. See Note 4 for a description of the transaction.

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

        Cooper Village Shopping Center was sold on September 21, 1999 (see Note
        4) and the Partnership's assets were distributed to Fund II and Fund III upon dissolution of the Partnership prior to December 31, 1999.

        Segment Reporting

        Given that the Partnership is in the process of liquidation, the Partnership has identified only one operating business segment which is the business of asset liquidation.

        Revenue Recognition

        Rental income was recognized according to the lease terms.

        Income Taxes

        Income taxes were levied at the Partnership level, therefore, no provision or liability for Federal and State income taxes was reflected in the accompanying financial statements.

        Following are the Partnership's assets and liabilities as determined in accordance with generally accepted accounting principles ("GAAP") (liquidation basis of accounting) and for federal income tax reporting purposes at December 31, 1999:


                                                         1999
                                        -------------------------------------
                                          GAAP BASIS              TAX BASIS
                                        (LIQUIDATION)             (UNAUDITED)
                                        -------------             -----------
        Total Assets                        $  --                   $  --

        Total Liabilities                   $  --                   $  --

                             COOPER VILLAGE PARTNERS
                             (A GENERAL PARTNERSHIP)



NOTES TO FINANCIAL STATEMENTS (Cont'd.)

(2)     Summary of Significant Accounting Policies (Cont'd.)


        Income Taxes (Cont'd.)

        Following are the differences between Financial Statement and tax return income:


                                                      1999                1998
                                                   -----------        -----------
        Change in net assets in
          liquidation from operating
          activities including adjustment to
          carrying value of real estate            $   510,000             16,000

        Depreciation differences on
          investments in real estate                  (212,000)          (221,000)

        Adjustment to carrying value
          of property in liquidation                        --            564,000

        Loss on sale of property
          in excess of book value                   (1,339,000)                --

        Other                                            6,000            (72,000)
                                                   -----------        -----------
        Taxable income per Federal tax
          return (unaudited)

                                                   $(1,035,000)       $   287,000
                                                   ===========        ===========

(3)     Transactions with Affiliates

        The Partnership had no employees and, accordingly, Birtcher Properties, an affiliate of the General Partner of Fund II and Fund III and its affiliates performed services on behalf of the Partnership in connection with administering the affairs of the Partnership. Birtcher Properties and affiliates were reimbursed for their general and administrative costs actually incurred and associated with services performed on behalf of the Partnership. For the years ended December 31, 1999 and 1998, the Partnership was charged with approximately $1,000 and $1,000, respectively, of such expenses.

        An affiliate of the General Partner of Fund II and Fund III provided property management services with respect to the Partnership's property and received a fee for such services not to exceed 6% of the gross receipts from the property under management provided that leasing services were performed, otherwise not to exceed 3%. Such fees amounted to approximately $43,000 in 1999, and $53,000 in 1998. In addition, as reimbursement of costs for on-site property management personnel and other related costs, an affiliate of the General Partner received $34,000 in 1999 and $37,000 in 1998, as reimbursement of costs for on-site property management personnel and other reimbursable costs.

        The amended Partnership Agreements for Fund II and Fund III provided for payments to Birtcher Properties or its affiliates of an annual asset management fee equal to .45% (.55% in 1998) of the aggregate appraised value of Cooper Village as determined by independent appraisal undertaken in January of each year. Such fees for the years ended December 31, 1999 and 1998, amounted to $18,000 and $35,000, respectively.

                             COOPER VILLAGE PARTNERS
                             (A GENERAL PARTNERSHIP)


NOTES TO FINANCIAL STATEMENTS (Cont'd.)

(3)     Transactions with Affiliates (Cont'd.)

        In addition, the amended Partnership Agreements for Fund II and Fund III provided for payment to the General Partner or its affiliates of a leasing fee for services rendered in connection with leasing space in the Partnership property after the expiration or termination of any lease of such space including renewal options. Fees for leasing services for the years ended December 31, 1999 and 1998, amounted to $2,000 and $4,000, respectively.

(4)     Gain from Sale of Real Estate

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

The general partner of Birtcher Investors is Birtcher Investments, a California general partnership. Birtcher Investments' general partner is Birtcher Limited, a California limited partnership and its general partner is BREICORP, a California corporation. The principals and relevant officers of BREICORP are as follows:

        -       Ronald E. Birtcher, Co-Chairman of the Board

        -       Arthur B. Birtcher, Co-Chairman of the Board

        -       Robert M. Anderson, Executive Director

Item 11. EXECUTIVE COMPENSATION

The following table sets forth the fees, compensation and other expense reimbursements paid to the General Partner and its affiliates in all capacities for each year in the three-year period ended December 31, 2000.


                                            YEAR ENDED DECEMBER 31,
                                    --------------------------------------
                                      2000           1999           1998
                                    --------       --------       --------
General Partner's 1% share of
  distributable cash                $     --       $ 15,000       $ 28,000
Asset management fees                  4,000         97,000        160,000
Disposition fees                          --        208,000             --
Property management fees               7,000        138,000        181,000
Property management expense
  reimbursements                       8,000         90,000        114,000
Other expense reimbursements          19,000        103,000        115,000
Leasing fees                           2,000         65,000         36,000
                                    --------       --------       --------
TOTAL                               $ 40,000       $716,000       $634,000
                                    ========       ========       ========

                     DAMSON/BIRTCHER REALTY INCOME FUND-II,
                               LIMITED PARTNERSHIP
                     --------------------------------------



Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

As of December 31, 2000, Birtcher/Liquidity Properties, a California general partnership, was the beneficial owner of certain limited partnership interests, as follows:


Title of                     Name and address of             Amount and nature of            Percent
Class                        beneficial owner               beneficial ownership (1)        of Class
---------                    -------------------            ------------------------        --------
Limited                      Birtcher/Liquidity
Partnership                  Properties                            $22,233,332                42.28%
Interests (2)                27611 La Paz Road
                             Laguna Niguel, CA

(1)     Based upon original invested capital.

(2)     Residual interest in any derivative action.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

For information concerning transactions to which the Registrant was or is to be a party in which the General Partner or its affiliates had or are to have a direct or indirect interest, see Notes 1, 3, and 4 to the Financial Statements in Item 8, which information is incorporated herein by reference.


                                     PART IV

Item 14. EXHIBITS AND REPORTS ON FORM 8-K

a) 1. and 2. Financial Statements:

        See accompanying Index to Financial Statements, which information is incorporated herein by reference.

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


Item 14. EXHIBITS AND REPORTS ON FORM 8-K

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



Item 14. EXHIBITS AND REPORTS ON FORM 8-K

(Cont'd.)

        10.     Material Contracts (Cont'd.)


                Report on Form 10-Q for the quarter ended September 30, 1993.

        b)      Reports on Form 8-K:

                None filed during the year ended December 31, 2000.

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


By: BIRTCHER/LIQUIDITY         By: BIRTCHER INVESTORS,
    PROPERTIES                     a California limited partnership
    (General Partner)

                                   By: BIRTCHER INVESTMENTS,
                                       a California general partnership,
                                       General Partner of Birtcher Investors

                                       By: BIRTCHER LIMITED,
                                           a California limited partnership,
                                           General Partner of Birtcher
                                           Investments

                                           By: BREICORP,
                                               a California corporation,
                                               formerly known as Birtcher
                                               Real Estate Inc., General
                                               Partner of Birtcher Limited

Date: March 30, 2001                           By: /s/ Robert M. Anderson
                                                   ---------------------------
                                                   Robert M. Anderson
                                                   Executive Director
                                                   BREICORP

                               By: LF Special Fund I, L.P.,
                                   a California limited partnership

                                   By: Liquidity Fund Asset Management, Inc.,
                                       a California corporation,
                                       General Partner of LF Special
                                       Fund I, L.P.

Date: March 30, 2001                   By: /s/ Brent R. Donaldson
                                           -----------------------------------
                                           Brent R. Donaldson
                                           President
                                           Liquidity Fund Asset Management, Inc.

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


       Signature                                 Capacity                           Date
       ---------                                 --------                           ----
/s/ Arthur B. Birtcher                  Co-Chairman of the Board -              March 30, 2001
------------------------------          BREICORP
Arthur B. Birtcher


/s/ Ronald E. Birtcher                  Co-Chairman of the Board -              March 30, 2001
------------------------------          BREICORP
Ronald E. Birtcher


/s/ Richard G. Wollack                  Chairman of Liquidity Fund              March 30, 2001
------------------------------          Asset Management, Inc.
Richard G. Wollack