Form 10-Q
period 2001-03-31
DAMSON BIRTCHER REALTY INCOME FUND II LTD PARTNERSHIP
filed 2001-05-14
CIK 773915

                                   FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended                March 31, 2001
                 ---------------------------------------------------------------

Commission file number               0-14633
                      ----------------------------------------------------------

           DAMSON/BIRTCHER REALTY INCOME FUND-II, LIMITED PARTNERSHIP
           ----------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                    Delaware                         13-3294820
         --------------------------------------------------------
         (State or other jurisdiction of         (I.R.S. Employer
          incorporation or organization)        Identification No.)


     27611 La Paz Road, P.O. Box 30009, Laguna Niguel, California 92607-0009
     -----------------------------------------------------------------------
              (Address of principal executive offices)            (Zip Code)


                                 (949) 643-7700
              ----------------------------------------------------
              (Registrant's telephone number, including area code)


                                       N/A
         ---------------------------------------------------------------
         (Former name, former address and former fiscal year, if changed since last report.)


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 12(g), 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                           Yes  [X]      No   [ ]

           DAMSON/BIRTCHER REALTY INCOME FUND-II, LIMITED PARTNERSHIP
                          QUARTERLY REPORT ON FORM 10-Q
                    FOR THE THREE MONTHS ENDED MARCH 31, 2001

                                      INDEX

                                                                                                      Page
                                                                                                      ----
    PART I.    FINANCIAL INFORMATION

    Item 1.    Financial Statements

                  Statements of Net Assets in Liquidation - March 31, 2001
                  (Unaudited) and December 31, 2000 (Audited)........................................   3

                  Statements of Changes of Net Assets in Liquidation -
                  Three Months ended March 31, 2001 and 2000 (Unaudited).............................   4

                  Notes to Financial Statements (Unaudited)..........................................   5

    Item 2.    Management's Discussion and Analysis of
                  Financial Condition and Results of Operations......................................  11

    Item 3.     Quantitative and Qualitative Market Risk Disclosures.................................  13

    PART II.   OTHER INFORMATION.....................................................................  14

                          PART I. FINANCIAL INFORMATION


ITEM 1. FINANCIAL STATEMENTS


           DAMSON/BIRTCHER REALTY INCOME FUND-II, LIMITED PARTNERSHIP
                     STATEMENTS OF NET ASSETS IN LIQUIDATION

                                                     March 31,            December 31,
                                                       2001                  2000
                                                    ----------            ----------
ASSETS (Liquidation Basis):                        (unaudited)
Cash and cash equivalents                           $5,288,000            $8,717,000
Cash held in escrow                                      1,000                 1,000
Receivables, net                                         7,000                27,000
                                                    ----------            ----------

   Total Assets                                      5,296,000             8,745,000
                                                    ----------            ----------

LIABILITIES (Liquidation Basis):

Distributions payable                                       --             3,267,000
Accounts payable and accrued liabilities                46,000               226,000
Accrued expenses for liquidation                       378,000               472,000
                                                    ----------            ----------

   Total Liabilities                                   424,000             3,965,000
                                                    ----------            ----------

Net Assets in Liquidation                           $4,872,000            $4,780,000
                                                    ==========            ==========


   The accompanying notes are an integral part of these financial statements.

           DAMSON/BIRTCHER REALTY INCOME FUND-II, LIMITED PARTNERSHIP
               STATEMENTS OF CHANGES OF NET ASSETS IN LIQUIDATION
                                   (UNAUDITED)

                                                       FOR THE THREE MONTHS ENDED
                                                                 MARCH 31,
                                                   ------------------------------------
                                                      2001                     2000
                                                   -----------             ------------
Net assets in liquidation at
 beginning of period                               $ 4,780,000             $ 14,183,000
                                                   -----------             ------------

Increase during period:
  Operating activities:
    Property operating income, net                          --                  133,000
    Interest income                                     92,000                  212,000
                                                   -----------             ------------

                                                        92,000                  345,000
                                                   -----------             ------------

Liquidating activities:
    Loss from sale of real estate (net)                     --                  (84,000)
    Distributions to partners                               --               (5,751,000)
    Provision for liquidation expenses                      --                  (49,000)
                                                   -----------             ------------

                                                            --               (5,884,000)
                                                   -----------             ------------

Net increase (decrease) in assets
 in liquidation                                         92,000               (5,539,000)
                                                   -----------             ------------

Net assets in liquidation at
 end of period                                     $ 4,872,000             $  8,644,000
                                                   ===========             ============


   The accompanying notes are an integral part of these financial statements.

           DAMSON/BIRTCHER REALTY INCOME FUND-II, LIMITED PARTNERSHIP

NOTES TO FINANCIAL STATEMENTS - UNAUDITED

(1)     Accounting Policies

        The financial statements of Damson/Birtcher Realty Income Fund-II, Limited Partnership (the "Partnership") included herein have been prepared by the General Partner, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. These financial statements include all adjustments which are of a normal recurring nature and, in the opinion of the General Partner, are necessary for a fair presentation. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted, pursuant to the rules and regulations of the Securities and Exchange Commission. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Partnership's annual report on Form 10-K for the year ended December 31, 2000.

        The Partnership uses the liquidation basis of accounting.

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

        Rental income from Iomega Corporation totaled $0 and $102,000 for the three months ended March 31, 2001 and 2000, respectively, or approximately 0% and 100%, respectively, of the Partnership's total rental income.

(2)     Transactions with Affiliates

        The Partnership has no employees and, accordingly, the General Partner and its affiliates perform services on behalf of the Partnership in connection with administering the affairs of the Partnership. The General Partner and affiliates are reimbursed for their general and administrative costs actually incurred and associated with services performed on behalf of the Partnership. For the three months ended March 31, 2001 and 2000 the Partnership incurred approximately $5,000 and $3,000, respectively, of such expenses.

        An affiliate of the General Partner provided property management services with respect to the Partnership's properties and received a fee for such services not to exceed 6% of the gross receipts from the properties under management provided that leasing services are performed, otherwise not to exceed 3%. Such fees amounted to approximately $0 and $7,000, respectively, for the three months ended March 31, 2001 and 2000. In addition, an affiliate of the General Partner received $0 and $1,000 for the three months ended March 31, 2001 and 2000, respectively, as reimbursement of costs of on-site property management personnel and other reimbursable expenses.

           DAMSON/BIRTCHER REALTY INCOME FUND-II, LIMITED PARTNERSHIP


NOTES TO FINANCIAL STATEMENTS - UNAUDITED (Cont'd.)

(2)     Transactions with Affiliates (Cont'd.)

        Leasing fees for the three months ended March 31, 2001 and 2000, included charges of $0 and $2,000, respectively, from the General Partner and its affiliates for leasing services rendered in connection with leasing space in a Partnership property after expiration or termination of leases.

        The amended Partnership Agreement provides for the Partnership's payment to the General Partner of an annual asset management fee equal to .25% for 2001 and .35% for 2000 of the aggregate appraised value of the Partnership's properties. Appraised value was determined by the General Partner's estimate of fair value. Such fees for the three months ended March 31, 2001 and 2000, amounted to $0 and $4,000, respectively. Since the Partnership has sold all of its properties, the Partnership no longer pays an asset management fee.

(3)     Commitments and Contingencies

        Litigation

        So far as is known to the General Partner, the Partnership is not subject to any material pending legal proceedings, except for the following:

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


NOTES TO FINANCIAL STATEMENTS (Cont'd.)

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

        Thereafter, on December 12, 2000, the Partnership and the General Partner mailed to the limited partners an offer to settle this lawsuit and all other claims (including the Madison Partnership Liquidity Investors Litigation referenced below) for payment of each settling limited partner's pro rata share of the proceeds available for distribution from liquidation of the Partnership's properties (approximately $171 per $1,000 of original investment interest) plus a nominal payment of $1.00 from the General Partners for an assignment of all of a settling limited partner's interest in the Partnership to the General Partner. Limited partners holding 42% of the interests (including the Grape Settlement) in the Partnership settled on these terms.

        The aggregate distribution in connection with the December 12, 2000 offer, which was reflected as an accrual at December 31, 2000, was approximately $3,267,000. It has been paid in full as of March 31, 2001.

           DAMSON/BIRTCHER REALTY INCOME FUND-II, LIMITED PARTNERSHIP


NOTES TO FINANCIAL STATEMENTS (Cont'd.)

(3)     Commitments and Contingencies (Cont'd.)

        Litigation (Cont'd.)

        Bigelow Diversified Secondary Partnership Fund 1990 litigation (Cont'd.)

        On March 6, 2001, all of the defendants other than the Partnership and the general partners filed a motion to be dismissed from the case. Plaintiff has filed responsive papers. The court has not yet set a hearing date for this motion.

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

        On August 14, 2000, plaintiffs petitioned the court for an order certifying the action as a class action. Plaintiffs also asked the court to issue a writ mandating that the Partnership immediately distribute all liquidation proceeds to the limited partners. On December 19, 2000, the court denied both motions. The case is currently proceeding only as a derivative action. The court has set a status conference for May 25, 2001.

        As noted above, limited partners holding 42% of the interests in the Partnership have settled this (and all other) cases against the Partnership and the General Partner.

(4)     Accrued Expenses for Liquidation

        Accrued expenses for liquidation as of March 31, 2001, include estimates of costs to be incurred in carrying out the dissolution and liquidation of the Partnership through December 31, 2001. These costs include estimates of legal fees, accounting fees, tax preparation and filing fees, other professional services and the General Partner's liability insurance. During the three months ended March 31, 2001, the Partnership incurred $94,000 of such expenses.

        The actual costs could vary significantly from the related provisions due to the uncertainty related to the ongoing litigation discussed in note 3. The

           DAMSON/BIRTCHER REALTY INCOME FUND-II, LIMITED PARTNERSHIP


NOTES TO FINANCIAL STATEMENTS - UNAUDITED (Cont'd.)

(4)     Accrued Expenses for Liquidation (Cont'd.)

        accrued expenses for liquidation do not take into consideration the possible outcome of the ongoing litigation (aside from estimated attorney fees through December 31, 2001). Such costs are unknown and are not estimable at this time.

        The Partnership is seeking reimbursement of certain litigation expenses and indemnity for any potential liability from its insurers. To date, the insurers have refused to reimburse any expenses and have denied coverage for potential liability, subject to a reservation of rights to reconsider their decision.

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

           DAMSON/BIRTCHER REALTY INCOME FUND-II, LIMITED PARTNERSHIP


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

        On September 26, 2000, ANA failed to make the payment or obtain a binding loan commitment from an institutional lender. After discussions with ANA, the Partnership agreed to extend the payment period to November 3, 2000 with notification to ANA that the Partnership would foreclose if ANA failed to make the payment at that time. On November 7, 2000, ANA received a binding loan commitment from an institutional lender, subject to a real estate appraisal and other contingencies, in the amount of $6,060,000. On December 22, 2000, the purchaser of Iomega refinanced its purchase of the property, resulting in a cash payment to the Partnership of approximately $5,882,000 plus a new note for the balance of the purchase price in the amount of $1,578,000 million, originally due to mature on March 31, 2001 (the "New Note"). On December 29, 2000, the Partnership sold the New Note to a third party for approximately $1,078,000, realizing a discount of approximately $500,000 from face value. In addition, the Partnership incurred $76,000 in commissions to a third-party broker and other closing costs, resulting in net proceeds from the sale of the New Note of $1,002,000. As part of the final negotiations with ANA, the Partnership's rental obligation (estimated at $70,000 as of September 30, 2000) was forgiven. A consultant was also paid a $50,000 performance/completion bonus to facilitate the sale and negotiations referred to above.

        Although the loss at March 31, 2000 was $84,000, as reflected on the Statement of Changes of Net Assets in Liquidation, after accounting for the discount on the sale of the New Note and all other costs associated with the sale, the Partnership ultimately realized a loss of $246,000 as reported at December 31, 2000.

           DAMSON/BIRTCHER REALTY INCOME FUND-II, LIMITED PARTNERSHIP


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        Liquidity and Capital Resources

        Sale of the Properties

        During the period ended September 30, 1999, the Partnership sold five of its six properties (including its 58% interest in Cooper Village Shopping Center) in three separate transactions, and on February 9, 2000, it sold its final property, Iomega Business Center. The sale of Iomega Business Center is discussed in note 5 to the Financial Statements.

        Other Matters

        The Partnership made no regular distributions during the year ended December 31, 2000 or during the three months ended March 31, 2001. Regular distributions for the year ended December 31, 1999, represented net cash flow generated from the operation of the Partnership's properties and interest earned on the temporary investment of working capital, net of capital reserve requirements. On December 8, 1999, the Partnership made a special distribution of $14,001,000 representing a portion of the proceeds from the sale of five of its six remaining properties. Another special distribution of $5,751,000 was made on March 1, 2000.

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

        Results of Operations for the Three Months Ended March 31, 2001

        Because the Partnership was in the process of liquidating its assets through February 2000, a quarter-to-quarter comparison of the results of operations is not practical. As the Partnership's assets (properties) were sold, the results of operations have been generated from a smaller asset base, and are therefore not comparable. The Partnership completed the sale of five of its six remaining properties in three separate transactions during 1999 and sold its last property in February 2000. The Partnership's operating results have been reflected on the Statements of Changes of Net Assets in Liquidation.

        For the three months ended March 31, 2001, the Partnership generated no net operating income/loss from the operation of property as all of its properties have been sold. The decrease in net operating income for the three months ended March 31, 2001 when compared to the same period in 2000 was primarily attributable to the sale of Iomega Business Center on February 9, 2000.

        Interest income resulted from the temporary investment of Partnership working capital and, in 2000, from the interest income earned on Notes Receivable. For the three months ended March 31, 2001, interest income was approximately $92,000. The decrease in interest income was primarily the result of: 1) the payoff of the outstanding Notes Receivable balances, and, 2) the decrease in cash and cash equivalent balances that resulted from the distribution of cash to the limited partners in conjunction with the offer to settle.

        The loss on sale of real estate for the three months ended March 31, 2000, relates to the sale of Iomega Business Center on February 9, 2000. See Note 5 to the Financial Statements for further discussion.

        Accrued expenses for liquidation as of March 31, 2001, includes estimates of costs to be incurred in carrying out the dissolution and liquidation of the Partnership through December 31, 2001. These costs include estimates of legal

           DAMSON/BIRTCHER REALTY INCOME FUND-II, LIMITED PARTNERSHIP


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Cont'd.)

        Results of Operations for the Three Months Ended March 31, 2001
        (Cont'd.)

        fees, accounting fees, tax preparation and filing fees, other professional services and the general partner's liability insurance. During the year ended December 31, 2000, the General Partner continuously re-evaluated the estimated costs to wind up and dissolve the Partnership given the uncertainty involved with the ongoing litigation and the provision for liquidation expenses was accordingly adjusted to reflect the revised estimates.

        The actual costs could vary significantly from the related provisions due to the uncertainty related to the length of time required to complete the liquidation and dissolution and the complexities which may arise. The accrued expenses for liquidation do not take into consideration the possible outcome of the ongoing litigation (aside from estimated attorney fees through December 31, 2001). Such costs are unknown and are not estimable at this time.

        Liquidation expenses incurred for the three months ended March 31, 2001 include charges of $5,000 from the General Partner and its affiliates for services rendered in connection with administering the affairs of the Partnership. Also included in liquidation expenses incurred for the three months ended March 31, 2001 are direct charges of $88,000 relating to audit fees, tax preparation fees, legal and professional fees, costs incurred in providing information to the Limited Partners and other miscellaneous costs.

ITEM 3.   QUANTITATIVE AND QUALITATIVE MARKET RISK DISCLOSURES

        As of March 31, 2001, the Partnership had cash equivalents of $5,085,000 invested in interest-bearing certificates of deposit. These investments are subject to interest rate risk due to changes in interest rates upon maturity. Declines in interest rates over time would reduce Partnership interest income.

           DAMSON/BIRTCHER REALTY INCOME FUND-II, LIMITED PARTNERSHIP


                           PART II. OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

        So far as is known to the General Partner, the Partnership is not subject to any material pending legal proceedings, except for the following:

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

        Thereafter, on December 12, 2000, the Partnership and the General Partner mailed to the limited partners an offer to settle this lawsuit and all other claims (including the Madison Partnership Liquidity Investors Litigation referenced below) for payment of each settling limited partner's pro rata share of the proceeds available for distribution from liquidation of the Partnership's properties (approximately $171 per $1,000 of original investment interest) plus a nominal payment of $1.00 from the General Partners for an assignment of all of a settling limited partner's interest in the Partnership to the General Partner. Limited partners holding 42% of the interests in the Partnership settled on these terms.

        The aggregate distribution in connection with the December 12, 2000 offer, which was reflected as an accrual at December 31, 2000, was approximately $3,267,000. It has been paid in full as of March 31, 2001.

        On March 6, 2001, all of the defendants other than the Partnership and the general partners filed a motion to be dismissed from the case. Plaintiff has filed responsive papers. The court has not yet set a hearing date for this motion.

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

        Madison Partnership and ISA Partnership Litigation (Cont'd.)

        liquidation of the Partnerships' properties and to maximize the returns to the Partnerships' limited partners. The complaint seeks unspecified monetary damages, attorneys' fees and litigation expenses, and an order for dissolution of the partnerships and appointment of an independent liquidating trustee.

        On August 14, 2000, plaintiffs petitioned the court for an order certifying the action as a class action. Plaintiffs also asked the court to issue a writ mandating that the Partnership immediately distribute all liquidation proceeds to the limited partners. On December 19, 2000, the court denied both motions. The case is currently proceeding only as a derivative action. The court has set a status conference for May 25, 2001.

        As noted above, limited partners holding 42% of the interests in the Partnership have settled this (and all other) cases against the Partnership and the General Partner.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

        a)      Exhibits:

                None.

        b)      Reports on Form 8-K:

                None filed in the quarter ended March 31, 2001.

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

                                      By: BIRTCHER LIMITED,
                                          a California limited partnership,
                                          General Partner of Birtcher
                                          Investments

                                          By: BREICORP,
                                              a California corporation,
                                              formerly known as Birtcher
                                              Real Estate Inc., General
                                              Partner of Birtcher Limited

Date:   May 14, 2001                          By: /s/Robert M. Anderson
                                                  ----------------------------
                                                  Robert M. Anderson
                                                  Executive Director
                                                  BREICORP

                              By: LF Special Fund I, L.P.,
                                  a California limited partnership

                                  By: Liquidity Fund Asset Management, Inc.,
                                      a California corporation, General
                                      Partner of LF Special Fund I, L.P.

Date:   May 14, 2001                  By:  /s/ Brent R. Donaldson
                                           -----------------------------------
                                           Brent R. Donaldson
                                           President
                                           Liquidity Fund Asset Management, Inc.