Form 10-Q
period 2001-06-30
DAMSON BIRTCHER REALTY INCOME FUND II LTD PARTNERSHIP
filed 2001-08-14
CIK 773915

                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended                            June 30, 2001
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


                           Yes [X]     No [ ]

           DAMSON/BIRTCHER REALTY INCOME FUND-II, LIMITED PARTNERSHIP
                          QUARTERLY REPORT ON FORM 10-Q
                    FOR THE THREE MONTHS ENDED JUNE 30, 2001

                                      INDEX


                                                                                 Page
                                                                                 ----
PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

           Statements of Net Assets in Liquidation - June 30, 2001
           (Unaudited) and December 31, 2000 (Audited)........................... 3

           Statements of Changes of Net Assets in Liquidation -
           Three and Six Months ended June 30, 2001 and 2000 (Unaudited)......... 4

           Notes to Financial Statements (Unaudited)............................. 5

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations...........................10

Item 3.  Quantitative and Qualitative Market Risk Disclosures....................12

PART II. OTHER INFORMATION.......................................................13

                          PART I. FINANCIAL INFORMATION


ITEM 1. FINANCIAL STATEMENTS


           DAMSON/BIRTCHER REALTY INCOME FUND-II, LIMITED PARTNERSHIP
                     STATEMENTS OF NET ASSETS IN LIQUIDATION


                                                June 30,       December 31,
                                                  2001             2000
                                               -----------     ------------
ASSETS (Liquidation Basis):                    (unaudited)
Cash and cash equivalents                      $5,276,000       $8,717,000
Cash held in escrow                                 1,000            1,000
Receivables, net                                    5,000           27,000
                                               ----------       ----------
   Total Assets                                 5,282,000        8,745,000
                                               ----------       ----------

LIABILITIES (Liquidation Basis):

Distributions payable                                  --        3,267,000
Accounts payable and accrued liabilities           45,000          226,000
Accrued expenses for liquidation                  579,000          472,000
                                               ----------       ----------
   Total Liabilities                              624,000        3,965,000
                                               ----------       ----------

Net Assets in Liquidation                      $4,658,000       $4,780,000
                                               ==========       ==========



   The accompanying notes are an integral part of these financial statements.

           DAMSON/BIRTCHER REALTY INCOME FUND-II, LIMITED PARTNERSHIP
               STATEMENTS OF CHANGES OF NET ASSETS IN LIQUIDATION
                                   (UNAUDITED)


                                        THREE MONTHS ENDED                 SIX MONTHS ENDED
                                             JUNE 30,                          JUNE 30,
                                   ----------------------------      -----------------------------
                                      2001             2000             2001              2000
                                   -----------      -----------      -----------      ------------
Net assets in liquidation at
 beginning of period               $ 4,872,000      $ 8,644,000      $ 4,780,000      $ 14,183,000
                                   -----------      -----------      -----------      ------------
Increase during period:
 Operating activities:
   Property operating
    Income, net                             --               --               --           133,000
   Interest income                      60,000          218,000          152,000           429,000
   Miscellaneous income                     --           87,000               --            87,000
                                   -----------      -----------      -----------      ------------

                                        60,000          305,000          152,000           649,000
                                   -----------      -----------      -----------      ------------

Liquidating activities:
   Gain on sale of real estate              --          251,000               --           167,000
   Distributions to partners            (3,000)              --           (3,000)       (5,751,000)
   Provision for liquidation
    expenses                          (271,000)           5,000         (271,000)          (43,000)
                                   -----------      -----------      -----------      ------------

                                      (274,000)         256,000         (274,000)       (5,627,000)
                                   -----------      -----------      -----------      ------------
Net increase (decrease) in
 Assets in liquidation                (214,000)         561,000         (122,000)       (4,978,000)
                                   -----------      -----------      -----------      ------------

Net assets in liquidation at
 end of period                     $ 4,658,000      $ 9,205,000      $ 4,658,000      $  9,205,000
                                   ===========      ===========      ===========      ============



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

        Sale of the Properties

        The Partnership sold five of its six remaining properties (including its 58% interest in Cooper Village Shopping Center) during the year ended December 31, 1999 and on February 9, 2000, sold its last remaining property, Iomega Business Park (see Note 5).

        Segment Reporting

        Given that the Partnership is in the process of liquidation, the Partnership has identified only one operating business segment which is the business of asset liquidation.

        Rental income from Iomega Corporation totaled $0 and $102,000 for the six months ended June 30, 2001 and 2000, respectively, or approximately 0% and 100%, respectively, of the Partnership's total rental income. Iomega Business Park was sold on February 9, 2000.

(2)     Transactions with Affiliates

        The Partnership has no employees and, accordingly, the General Partner and its affiliates perform services on behalf of the Partnership in connection with administering the affairs of the Partnership. The General Partner and affiliates are reimbursed for their general and administrative costs actually incurred and associated with services performed on behalf of the Partnership. For the three months ended June 30, 2001 and 2000 the Partnership incurred approximately $2,000 and $8,000, respectively, of such expenses. For the six months there ended, such expenses amounted to $6,000 and $10,000, respectively.

        An affiliate of the General Partner provided property management services with respect to the Partnership's properties and received a fee for such services not to exceed 6% of the gross receipts from the properties under management provided that leasing services are performed, otherwise not to exceed 3%. Since the Partnership has sold all of its properties, it no longer pays property management fees or reimbursements. Such fees amounted to

           DAMSON/BIRTCHER REALTY INCOME FUND-II, LIMITED PARTNERSHIP

NOTES TO FINANCIAL STATEMENTS - UNAUDITED (Cont'd.)

(2)     Transactions with Affiliates (Cont'd.)

        approximately $0 and $0, respectively, for the three months ended June 30, 2001 and 2000 and $0 and $7,000, respectively, for the six months there ended. In addition, an affiliate of the General Partner received $0 and $1,000 for the three and six months ended June 30, 2001 and 2000, respectively, as reimbursement of costs of on-site property management personnel and other reimbursable expenses.

        Leasing fees for the three months ended June 30, 2001 and 2000, included charges of $0 and $0, respectively, from the General Partner and its affiliates for leasing services rendered in connection with leasing space in a Partnership property after expiration or termination of leases. Since the Partnership has sold all of its properties, the Partnership no longer pays leasing fees. For the six months there ended, such fees were $0 and $2,000, respectively.

        The amended Partnership Agreement provides for the Partnership's payment to the General Partner of an annual asset management fee equal to .25% for 2001 and .35% for 2000 of the aggregate appraised value of the Partnership's properties. Appraised value was determined by the General Partner's estimate of fair value. Since the Partnership has sold all of its properties, the Partnership no longer pays an asset management fee. Such fees for the three months ended June 30, 2001 and 2000, amounted to $0 and $0, and for the six months there ended, they amounted to $0 and $4,000, respectively.

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

(3)     Commitments and Contingencies (Cont'd.)

        Litigation (Cont'd.)

        Bigelow Diversified Secondary Partnership Fund 1990 litigation (Cont'd.)

        investment interest) plus a nominal payment of $1.00 from the General Partners for an assignment of all of a settling limited partner's interest in the Partnership to the General Partner. Limited partners holding 42% of the interests (including the Grape Settlement, see Form 10-K for the year ended December 31, 2000) in the Partnership settled on these terms.

        The aggregate distribution in connection with the December 12, 2000 offer was approximately $3,267,000. It was paid in full in January 2001.

        On March 6, 2001, all of the defendants other than the Partnership and the general partners filed a motion to be dismissed from the case. Plaintiff filed responsive papers. The court held oral argument on the matter, and has taken the matter under submission.

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

        On August 14, 2000, plaintiffs petitioned the court for an order certifying the action as a class action. Plaintiffs also asked the court to issue a writ mandating that the Partnership immediately distribute all liquidation proceeds to the limited partners. On December 19, 2000, the court denied both motions. The case is currently proceeding only as a derivative action. At a status conference on May 25, 2001, the plaintiffs asked for the court to set a trial date approximately one year later. The court set the trial for May 6, 2002.

        On August 10, 2001, defendants filed a motion for summary adjudication of plaintiff's claim for breach of fiduciary duty. The motion is currently scheduled to be heard on September 11, 2001.

        As noted above, limited partners holding 42% of the interests in the Partnership have settled this (and all other) cases against the Partnership and the General Partner.

           DAMSON/BIRTCHER REALTY INCOME FUND-II, LIMITED PARTNERSHIP

NOTES TO FINANCIAL STATEMENTS - UNAUDITED (Cont'd.)

(4)     Accrued Expenses for Liquidation

        Accrued expenses for liquidation as of June 30, 2001, include estimates of costs to be incurred in carrying out the dissolution and liquidation of the Partnership through September 30, 2002. These costs include estimates of legal fees, accounting fees, tax preparation and filing fees and other professional services. During the three and six months ended June 30, 2001, the Partnership incurred $71,000 and $165,000, respectively, of such expenses.

        The actual costs could vary significantly from the related provisions due to the uncertainty related to the ongoing litigation discussed in note 3. The accrued expenses for liquidation do not take into consideration the possible outcome of the ongoing litigation (aside from estimated attorney fees through September 30, 2002). Such costs are unknown and are not estimable at this time.

        The Partnership is seeking reimbursement of certain litigation expenses and indemnity for any potential liability from its insurers. To date, the insurers have refused to reimburse any expenses and have denied coverage for potential liability, subject to a reservation of rights to reconsider their decision.

(5)     Gain on Sale of Real Estate

        On February 9, 2000, the Partnership sold Iomega Business Center to ANA Development, L.C. ("ANA"), for a purchase price of $8,085,000. ANA was a local real estate developer that was not affiliated in any way with the Partnership or the General Partner, or any of the General Partner's principals or affiliates. ANA did not hire the General Partner or any affiliate to perform asset management or property management services for this property after close of the sale.

        Although the gain on the disposition of the property was $251,000 at June 30, 2000, as reflected on the Statement of Changes of Net Assets in Liquidation, it was subsequently adjusted to $246,000 at December 31, 2000.

           DAMSON/BIRTCHER REALTY INCOME FUND-II, LIMITED PARTNERSHIP

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        Liquidity and Capital Resources

        Sale of the Properties

        The Partnership sold five of its six remaining properties (including its 58% interest in Cooper Village Shopping Center) during the year ended December 31, 1999 and on February 9, 2000, sold its last remaining property, Iomega Business Park. The sale of Iomega Business Center was discussed in the Financial Statements on Form 10-K at December 31, 2000.

        Other Matters

        The Partnership made no regular distributions during the year ended December 31, 2000 or during the six months ended June 30, 2001. Regular distributions for the year ended December 31, 1999, represented net cash flow generated from the operation of the Partnership's properties and interest earned on the temporary investment of working capital, net of capital reserve requirements. On December 8, 1999, the Partnership made a special distribution of $14,001,000 representing a portion of the proceeds from the sale of five of its six remaining properties. Another special distribution of $5,751,000 was made on March 1, 2000.

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

        On December 12, 2000, the Partnership and the General Partner mailed to the limited partners an offer to settle the "Bigelow/Diversified Secondary Partnerships Fund 1990 Litigation" and "Madison Partnership and ISA Partnership Litigation" and the Madison Partnership Liquidity Investors Litigation and all other claims for payment of each settling limited partner's pro rata share of the proceeds available for distribution from liquidation of the Partnership's properties (approximately $171 per $1,000 of original investment interest) plus a nominal payment of $1.00 from the General Partners for an assignment of all of a settling limited partner's interest in the Partnership to the General Partner. Limited partners holding 42% (including the Grape Settlement) of the interests in the Partnership settled on these terms. The aggregate distribution in connection with the December 12, 2000 offer was approximately $3,267,000. It was paid in full in January 2001.

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

        Results of Operations for the Three and Six Months Ended June 30, 2001

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

        For the three months ended June 30, 2001 and 2000, the Partnership generated no net operating income/loss from the operation of property as all of its properties had been sold.

        Interest income resulted from the temporary investment of Partnership working capital and, in 2000, from the interest income earned on Notes Receivable. For the three months ended June 30, 2001, interest income was approximately $60,000. The decrease in interest income was primarily the result of: 1) the payoff of the outstanding Notes Receivable balances; 2) the decrease in cash and cash equivalent balances that resulted from the distribution of cash to the limited partners in conjunction with the offer to settle; and 3) from the decrease rates-of-return experienced on Certificates of Deposit.

        The gain on sale of real estate for the three months ended June 30, 2000, relates to the sale of Iomega Business Center on February 9, 2000. See Form 10-K at December 31, 2000 for further discussion.

        Accrued expenses for liquidation as of June 30, 2001, include estimates of costs to be incurred in carrying out the dissolution and liquidation of the Partnership through September 30, 2002. These costs include estimates of legal fees, accounting fees, tax preparation and filing fees and other professional services. Given the uncertainty involved with the ongoing

           DAMSON/BIRTCHER REALTY INCOME FUND-II, LIMITED PARTNERSHIP

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Cont'd.)

        Results of Operations for the Three and Six Months Ended June 30, 2001 (Cont'd.)

        litigation, the General Partner has continuously re-evaluated the estimated costs to wind up and dissolve the Partnership. At June 30, 2001, the provision for liquidation expenses was increased by $271,000 to reflect those revised estimates and the pending trial date in May 2002 (see Item 1, Legal Proceedings, for further discussion).

        The actual costs could vary significantly from the related provisions due to the uncertainty related to the length of time required to complete the liquidation and dissolution and the complexities which may arise. The accrued expenses for liquidation do not take into consideration the possible outcome of the ongoing litigation (aside from estimated attorney fees through September 30, 2002). Such costs are unknown and are not estimable at this time.

        Liquidation expenses incurred for the three and six months ended June 30, 2001 include charges of $2,000 and $7,000, respectively, from the General Partner and its affiliates for services rendered in connection with administering the affairs of the Partnership. Also included in liquidation expenses incurred for the three and six months ended June 30, 2001 are direct charges of $69,000 and $157,000, respectively, relating to audit fees, tax preparation fees, legal and professional fees, costs incurred in providing information to the Limited Partners and other miscellaneous costs.

ITEM 3. QUANTITATIVE AND QUALITATIVE MARKET RISK DISCLOSURES

        As of June 30, 2001, the Partnership had cash equivalents of $4,995,000 invested in interest-bearing certificates of deposit. These investments are subject to interest rate risk due to changes in interest rates upon maturity. Declines in interest rates over time would reduce Partnership interest income.

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

        Thereafter, on December 12, 2000, the Partnership and the General Partner mailed to the limited partners an offer to settle this lawsuit and all other claims (including the Madison Partnership Liquidity Investors Litigation referenced below) for payment of each settling limited partner's pro rata share of the proceeds available for distribution from liquidation of the Partnership's properties (approximately $171 per $1,000 of original investment interest) plus a nominal payment of $1.00 from the General Partners for an assignment of all of a settling limited partner's interest in the Partnership to the General Partner. Limited partners holding 42% of the interests (including the Grape Settlement, see Form 10-K for the year ended December 31, 2000) in the Partnership settled on these terms.

        The aggregate distribution in connection with the December 12, 2000 offer was approximately $3,267,000. It was paid in full in January 2001.

        On March 6, 2001, all of the defendants other than the Partnership and the general partners filed a motion to be dismissed from the case. Plaintiff filed responsive papers. The court held oral argument on the matter, and has taken the matter under submission.

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

        On August 14, 2000, plaintiffs petitioned the court for an order certifying the action as a class action. Plaintiffs also asked the court to issue a writ mandating that the Partnership immediately distribute all liquidation proceeds to the limited partners. On December 19, 2000, the court denied both motions. The case is currently proceeding only as a derivative action. At a status conference on May 25, 2001, the plaintiffs asked for the court to set a trial date approximately one year later. The court set the trial for May 6, 2002.

        On August 10, 2001, defendants filed a motion for summary adjudication of plaintiff's claim for breach of fiduciary duty. The motion is currently scheduled to be heard on September 11, 2001.

        As noted above, limited partners holding 42% of the interests in the Partnership have settled this (and all other) cases against the Partnership and the General Partner.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        a)     Exhibits:

               None.

        b)     Reports on Form 8-K:

               None filed in the quarter ended June 30, 2001.

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

                                     By: BIRTCHER LIMITED,
                                         a California limited partnership,
                                         General Partner of Birtcher Investments

                                         By: BREICORP,
                                             a California corporation,
                                             formerly known as Birtcher
                                             Real Estate Inc., General
                                             Partner of Birtcher Limited

Date: August 14, 2001                        By: /s/Robert M. Anderson
                                                 -------------------------------
                                                 Robert M. Anderson
                                                 Executive Director
                                                 BREICORP

                             By: LF Special Fund I, L.P.,
                                 a California limited partnership

                                 By: Liquidity Fund Asset Management, Inc.,
                                     a California corporation, General
                                     Partner of LF Special Fund I, L.P.

Date: August 14, 2001                By: /s/ Brent R. Donaldson
                                         ---------------------------------------
                                         Brent R. Donaldson
                                         President
                                         Liquidity Fund Asset Management, Inc.