Form 10-Q
period 2001-09-30
DAMSON BIRTCHER REALTY INCOME FUND II LTD PARTNERSHIP
filed 2001-11-14
CIK 773915

                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                    ----------------------------------------


For Quarter Ended        September 30, 2001
                  -------------------------------


Commission file number       0-14633
                       ------------------


           DAMSON/BIRTCHER REALTY INCOME FUND-II, LIMITED PARTNERSHIP
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                  Delaware                             13-3294820
-------------------------------------------------------------------------------
        (State or other jurisdiction of             (I.R.S. Employer
         incorporation or organization)            Identification No.)


 27611 La Paz Road, P.O. Box 30009, Laguna Niguel, California   92607-0009
-------------------------------------------------------------------------------
          (Address of principal executive offices)              (Zip Code)


                                 (949) 643-7700
-------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)


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

                  FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2001

                                      INDEX

                                                                                               Page
                                                                                               ----
     PART I.  FINANCIAL INFORMATION

     Item 1.  Financial Statements

                Statements of Net Assets in Liquidation - September 30, 2001
                (Unaudited) and December 31, 2000 (Audited)...................................   3

                Statements of Changes of Net Assets in Liquidation -
                Three and Nine Months ended September 30, 2001 and 2000 (Unaudited)...........   4

                Notes to Financial Statements (Unaudited).....................................   5

     Item 2.  Management's Discussion and Analysis of
              Financial Condition and Results of Operations...................................  10

     Item 3.  Quantitative and Qualitative Market Risk Disclosures............................  12

     PART II. OTHER INFORMATION...............................................................  13

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS


           DAMSON/BIRTCHER REALTY INCOME FUND-II, LIMITED PARTNERSHIP
                     STATEMENTS OF NET ASSETS IN LIQUIDATION

                                                        September 30,       December 31,
                                                            2001                2000
                                                        -------------       ------------
ASSETS (Liquidation Basis):                              (unaudited)

Cash and cash equivalents                                $5,295,000          $8,717,000
Cash held in escrow                                           1,000               1,000
Receivables, net                                              6,000              27,000
                                                         ----------          ----------

    Total Assets                                          5,302,000           8,745,000
                                                         ----------          ----------

LIABILITIES (Liquidation Basis):

Distributions payable                                            --           3,267,000
Accounts payable and accrued liabilities                     71,000             226,000
Accrued expenses for liquidation                            553,000             472,000
                                                         ----------          ----------

    Total Liabilities                                       624,000           3,965,000
                                                         ----------          ----------

Net Assets in Liquidation                                $4,678,000          $4,780,000
                                                         ==========          ==========



The accompanying notes are an integral part of these financial statements.

           DAMSON/BIRTCHER REALTY INCOME FUND-II, LIMITED PARTNERSHIP
               STATEMENTS OF CHANGES OF NET ASSETS IN LIQUIDATION

                                   (UNAUDITED)

                                                      THREE MONTHS ENDED                            NINE MONTHS ENDED
                                                         SEPTEMBER 30,                                SEPTEMBER 30,
                                                  2001                   2000                   2001                   2000
                                              ------------           ------------           ------------           ------------
Net assets in liquidation at
 beginning of period                          $  4,658,000           $  9,205,000           $  4,780,000           $ 14,183,000
                                              ------------           ------------           ------------           ------------
Increase during period:
 Operating activities:
   Property operating
    income, net                                         --                     --                     --                133,000
   Interest income                                  50,000                170,000                202,000                600,000
   Miscellaneous income                             17,000                     --                 17,000                 87,000
                                              ------------           ------------           ------------           ------------

                                                    67,000                170,000                219,000                820,000
                                              ------------           ------------           ------------           ------------

Liquidating activities:
   Gain on sale of real estate                          --                 17,000                     --                184,000
   Distributions to partners                            --                     --                 (3,000)            (5,751,000)
   Provision for liquidation
    expenses                                       (47,000)               (60,000)              (318,000)              (104,000)
                                              ------------           ------------           ------------           ------------

                                                   (47,000)               (43,000)              (321,000)            (5,671,000)
                                              ------------           ------------           ------------           ------------
Net increase (decrease) in
 assets in liquidation                              20,000                127,000               (102,000)            (4,851,000)
                                              ------------           ------------           ------------           ------------

Net assets in liquidation at
 end of period
                                              $  4,678,000           $  9,332,000           $  4,678,000           $  9,332,000
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

        Rental income from Iomega Corporation totaled $0 and $102,000 for the nine months ended September 30, 2001 and 2000, respectively, or approximately 0% and 100%, respectively, of the Partnership's total rental income. Iomega Business Park was sold on February 9, 2000.

(2)     Transactions with Affiliates

        The Partnership has no employees and, accordingly, the General Partner and its affiliates perform services on behalf of the Partnership in connection with administering the affairs of the Partnership. The General Partner and affiliates are reimbursed for their general and administrative costs actually incurred and associated with services performed on behalf of the Partnership. For the three months ended September 30, 2001 and 2000 the Partnership incurred approximately $2,000 and $6,000, respectively, of such expenses. For the nine months there ended, such expenses amounted to $9,000 and $16,000, respectively.

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

(2)     Transactions with Affiliates (Cont'd.)

        approximately $0 and $0, respectively, for the three months ended September 30, 2001 and 2000 and $0 and $7,000, respectively, for the nine months there ended. In addition, an affiliate of the General Partner received $0 and $7,000 for the three months ended September 30, 2001 and 2000, respectively, as reimbursement of costs of on-site property management personnel and other reimbursable expenses. Such reimbursements amounted to $0 and $8,000, respectively, for the nine months there ended.

        Leasing fees for the three months ended September 30, 2001 and 2000, included charges of $0 and $0, respectively, from the General Partner and its affiliates for leasing services rendered in connection with leasing space in a Partnership property after expiration or termination of leases. Since the Partnership has sold all of its properties, the Partnership no longer pays leasing fees. For the nine months there ended, such fees were $0 and $2,000, respectively.

        The amended Partnership Agreement provides for the Partnership's payment to the General Partner of an annual asset management fee equal to .25% for 2001 and .35% for 2000 of the aggregate appraised value of the Partnership's properties. Appraised value was determined by the General Partner's estimate of fair value. Since the Partnership has sold all of its properties, the Partnership no longer pays an asset management fee. Such fees for the three months ended September 30, 2001 and 2000, amounted to $0 and $0, and for the nine months there ended, they amounted to $0 and $4,000, respectively.

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

        On August 10, 2001, defendants filed a motion for summary adjudication of plaintiff's claim for breach of fiduciary duty. The motion was heard on October 16, 2001. The court has taken the matter under submission.

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

(4)     Accrued Expenses for Liquidation

        Accrued expenses for liquidation as of September 30, 2001, includes estimates of costs to be incurred in carrying out the dissolution and liquidation of the Partnership through September 30, 2002. These costs include estimates of legal fees, accounting fees, tax preparation and filing fees and other professional services. During the three and nine months ended September 30, 2001, the Partnership incurred $73,000 and $237,000, respectively, of such expenses.

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

        Although the gain on the disposition of the property was $184,000 at September 30, 2000, as reflected on the Statement of Changes of Net Assets in Liquidation, it was subsequently adjusted to $246,000 at December 31, 2000.

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

        Other Matters

        The Partnership made no regular distributions during the year ended December 31, 2000 or during the nine months ended September 30, 2001. Regular distributions for the year ended December 31, 1999, represented net cash flow generated from the operation of the Partnership's properties and interest earned on the temporary investment of working capital, net of capital reserve requirements. On December 8, 1999, the Partnership made a special distribution of $14,001,000 representing a portion of the proceeds from the sale of five of its six remaining properties. Another special distribution of $5,751,000 was made on March 1, 2000.

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

           DAMSON/BIRTCHER REALTY INCOME FUND-II, LIMITED PARTNERSHIP

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Cont'd.)

        Liquidity and Capital Resources (Cont'd.)

        Other Matters (Cont'd.)

        As of February 9, 2000, the Partnership had sold all of its operating properties. Two lawsuits remain pending against the Partnership and its General Partner and certain of its affiliates that seek, among other things, unspecified monetary damages. Since these cases are in the discovery phase, there is unavoidable uncertainty regarding their ultimate resolution. The Partnership Agreement mandates that the General Partner provide for all of the Partnership's liabilities and obligations, including contingent liabilities, before distributing liquidation proceeds to its partners. Therefore, the amount and timing of any distribution of liquidation proceeds will be determined by the General Partner in light of these and other relevant considerations. Due to these uncertainties, it is probable that future distributions will be limited to a liquidating distribution upon Partnership wind down should funds be available at that time.

        Results of Operations for the Three and Nine Months Ended September 30, 2001

        The Partnership completed the sale of five of its six remaining properties in three separate transactions during 1999 and sold its last property in February 2000. The Partnership's operating results have been reflected on the Statements of Changes of Net Assets in Liquidation.

        For the three months ended September 30, 2001 and 2000, the Partnership generated no net operating income/loss from the operation of property as all of its properties had been sold. The decrease in net operating income for the nine months ended September 30, 2001 when compared to the same period in 2000 was attributable to the sale of Iomega Business Center on February 9, 2000.

        For the three months ended September 30, 2001, interest income was approximately $35,000 as compared to $116,000 for the three months ended September 30, 2000. For the nine months there ended, interest income amounted to $140,000 and $260,000, respectively.

        Interest income resulted from the temporary investment of Partnership working capital and, in 2000, from the interest income earned on Notes Receivable. For the three months ended September 30, 2001, interest income was approximately $50,000 as compared to $170,000 for the three months ended September 30, 2000. For the nine months there ended, interest income amounted to $202,000 and $600,000, respectively. The decreases in interest income were primarily the result of: 1) the payoff of the outstanding Notes Receivable balances; 2) the decrease in cash and cash equivalent balances that resulted from the distribution of cash to the limited partners in conjunction with the offer to settle; and 3) from the reduced rates-of-return experienced on Certificates of Deposit.

        Miscellaneous income for the three and nine months ended September 30, 2001, resulted from the recent settlement of a tax appeal for the 1990 tax year at

           DAMSON/BIRTCHER REALTY INCOME FUND-II, LIMITED PARTNERSHIP

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Cont'd.)

        Results of Operations for the Three and Nine Months Ended September 30, 2001 (Cont'd.)

        Kennedy Corporate Center. For the nine months ended September 30, 2000, miscellaneous income resulted from similar successful tax appeals for the 1992, 1993 and 1994 tax years at Kennedy Corporate Center. Kennedy Corporate Center was sold by the Partnership in September 1999.

        The gain on sale of real estate for the three months ended September 30, 2000, relates to the sale of Iomega Business Center on February 9, 2000. See Form 10-K at December 31, 2000 for further discussion.

        Accrued expenses for liquidation as of September 30, 2001, includes estimates of costs to be incurred in carrying out the dissolution and liquidation of the Partnership through September 30, 2002. These costs include estimates of legal fees, accounting fees, tax preparation and filing fees and other professional services. Given the uncertainty involved with the ongoing litigation, the General Partner has continuously re-evaluated the estimated costs to wind up and dissolve the Partnership. At September 30, 2001, the provision for liquidation expenses was increased by $47,000 to reflect those revised estimates and the pending trial date in May 2002 (see Item 1, Legal Proceedings, for further discussion).

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

        Liquidation expenses incurred for the three and nine months ended September 30, 2001 include charges of $2,000 and $9,000, respectively, from the General Partner and its affiliates for services rendered in connection with administering the affairs of the Partnership. Also included in liquidation expenses incurred for the three and nine months ended September 30, 2001 are direct charges of $71,000 and $228,000, respectively, relating to audit fees, tax preparation fees, legal and professional fees, costs incurred in providing information to the Limited Partners and other miscellaneous costs.

ITEM 3. QUANTITATIVE AND QUALITATIVE MARKET RISK DISCLOSURES

        As of September 30, 2001, the Partnership had cash equivalents of $5,043,000 invested in an interest-bearing certificate of deposit. This investment is subject to interest rate risk due to changes in interest rates upon maturity. Declines in interest rates over time would reduce Partnership interest income.

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

        On August 10, 2001, defendants filed a motion for summary adjudication of plaintiff's claim for breach of fiduciary duty. The motion was heard on October 16, 2001. The court has taken the matter under submission.

        As noted above, limited partners holding 42% of the interests in the Partnership have settled this (and all other) cases against the Partnership and the General Partner.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        a)      Exhibits:

                None.

        b)      Reports on Form 8-K:

                None filed in the quarter ended September 30, 2001.

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

                                       By: BIRTCHER LIMITED,
                                           a California limited partnership,
                                           General Partner of Birtcher
                                           Investments

                                           By: BREICORP,
                                               a California corporation,
                                               formerly known as Birtcher
                                               Real Estate Inc., General
                                               Partner of Birtcher Limited

Date: November 14, 2001                        By: /s/Robert M. Anderson
                                                   ----------------------------
                                                   Robert M. Anderson
                                                   Executive Director
                                                   BREICORP

                               By: LF Special Fund I, L.P.,
                                   a California limited partnership

                                   By: Liquidity Fund Asset Management, Inc.,
                                       a California corporation, General
                                       Partner of LF Special Fund I, L.P.

Date: November 14, 2001                By: /s/ Brent R. Donaldson
                                           -------------------------------
                                           Brent R. Donaldson
                                           President
                                           Liquidity Fund Asset Management, Inc.