Form 10-K
period 2001-12-31
DAMSON BIRTCHER REALTY INCOME FUND II LTD PARTNERSHIP
filed 2002-04-01
CIK 773915

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE
ACT OF 1934

For the fiscal year ended December 31, 2001	Commission file number 0-14633

DAMSON/BIRTCHER REALTY INCOME FUND-II,
LIMITED PARTNERSHIP

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	13-3294820 (I.R.S. Employer Identification Number)

27611 La Paz Road, Laguna Niguel, California (Address of principal executive offices)	92656 (Zip Code)

(949) 643-7700
(Registrant’s telephone number)

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

Yes [X] No [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [   ]

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s registration statement on Form S-11 (Commission File No. 2-99421), dated August 5, 1985, filed under the Securities Act of 1933 are incorporated by reference into PART IV of this report.

DAMSON/BIRTCHER REALTY INCOME FUND-II,
LIMITED PARTNERSHIP

ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2001

DAMSON/BIRTCHER REALTY INCOME FUND-II,
LIMITED PARTNERSHIP

PART I

Item 1. BUSINESS

Damson/Birtcher Realty Income Fund-II, Limited Partnership (the “Partnership”) was formed on September 13, 1985, under the laws of the State of Delaware. The General Partner of the Partnership is Birtcher/Liquidity Properties, a general partnership, consisting of LF Special Fund I, L.P., a California limited partnership, and Birtcher Investors, a California limited partnership. The Partnership is engaged in the business of acquiring and operating existing income-producing office buildings, research and development facilities, shopping centers and other commercial or industrial properties as specified in its prospectus (Commission File No. 2-99421) dated September 27, 1985, as amended.

The Partnership commenced operations on November 14, 1985. The closing for the final admission of Limited Partners to the Partnership occurred on June 19, 1986. Total limited partners’ capital contributions through that date aggregated $52,588,000.

The Partnership’s objectives in operating the properties were: (i) to make regular quarterly cash distributions to the Partners, of which a portion will be tax sheltered; (ii) to achieve capital appreciation over a holding period of at least five years; and (iii) to preserve and protect the Partnership’s capital.

The Partnership sold five of its six remaining properties (including its 58% interest in Cooper Village Shopping Center) in three separate transactions in September and October 1999. Then, on February 9, 2000, the Partnership sold its last property (Iomega) in a separate transaction. See Capital Resources and Liquidity in Item 7 for further discussion.

The Partnership derived most of its revenue from rental income. Iomega Corporation represented a significant portion of such income. Rental income from Iomega Corporation totaled $0 in 2001, $154,000 in 2000 and $1,317,000 in 1999, or approximately 0%, 100% and 30%, respectively, of the Partnership’s total rental income.

The Partnership has no employees and, accordingly, the General Partner and its affiliates perform services on behalf of the Partnership in connection with administering the affairs of the Partnership and operating the Partnership’s properties. The General Partner and its affiliates receive compensation in connection with such activities. See Item 11 and Note 4 to the Financial Statements in Item 8 for a description of such charges.

Item 2. PROPERTIES

As of December 31, 2001, all of the Partnership’s properties had been sold.

Item 3. LEGAL PROCEEDINGS

So far as is known to the General Partner, neither the Partnership nor its properties are subject to any material pending legal proceedings, except for the following:

Bigelow Diversified Secondary Partnership Fund 1990 litigation

On March 25, 1997, a Limited Partner named Bigelow/Diversified Secondary Partnership Fund 1990 L.P. filed a purported class action lawsuit in the Court of Common Pleas of Philadelphia County against Damson/Birtcher Partners, Birtcher Investors, Birtcher/Liquidity Properties, Birtcher Investments, L.F. Special Fund II, L.P., L.F. Special Fund I, L.P., Arthur Birtcher, Ronald Birtcher, Robert Anderson, Richard G. Wollack and Brent R. Donaldson alleging breach of fiduciary duty and breach of contract and seeking to enjoin the Partnership consent solicitation dated February 18, 1997 relating to the proposal to liquidate the Partnership’s properties and dissolve the Partnership. On April 18, 1997, the court denied the plaintiff’s motion for a preliminary injunction. On June 10, 1997, the court dismissed the plaintiff’s complaint on the basis of lack of personal jurisdiction and forum non conveniens.

DAMSON/BIRTCHER REALTY INCOME FUND-II,
LIMITED PARTNERSHIP

Item 3. LEGAL PROCEEDINGS (Cont’d.)

Bigelow Diversified Secondary Partnership Fund 1990 litigation (Cont’d.)

In September 1998, Bigelow/Diversified Secondary Partnership 1990 filed suit in the Delaware Chancery Court against Damson/Birtcher Partners, Birtcher Investors, Birtcher/Liquidity Properties, Birtcher Investments, BREICORP, LF Special Fund I, LP, LF Special Fund II. LP, Arthur Birtcher, Ronald Birtcher, Robert Anderson, Richard G. Wollack and Brent R. Donaldson alleging a purported class action on behalf of the limited partners of Damson/Birtcher Realty Income Fund-I, Damson/Birtcher Realty Income Fund-II and Real Estate Income Partners III alleging breach of fiduciary duty and incorporating the allegations set forth in the previously dismissed March 25, 1997 complaint filed in the Court of Chancery of Philadelphia County.

In March 2000, defendants informed the Court and plaintiff that they would bring a Motion for Summary Judgment against the named plaintiff based upon the allegations set forth in plaintiff’s complaint. On April 4, 2000, plaintiff filed its First Amended Class Action and Derivative Complaint against Damson/Birtcher Partners, Birtcher Investors, Birtcher/Liquidity Properties, Birtcher Partners, Birtcher Properties, Birtcher Ltd., Birtcher Investments, BREICORP, L.F. Special Fund II, L.P., L.F. Special Fund I, L.P., Liquidity Fund Asset Management, Inc., Arthur Birtcher, Ronald Birtcher, Robert Anderson, Richard G. Wollack and Brent R. Donaldson, the Partnership, Damson/Birtcher Realty Income Fund-I and Real Estate Income Partners III, alleging breach of fiduciary duty, breach of contract, and a derivative claim for breach of fiduciary duty. Defendants have answered the First Amended Complaint.

In October 2000, the Partnership and the General Partner entered into a settlement agreement with Grape Investors, LLC, one of the Partnership’s limited partners, pursuant to which Grape Investors agreed to accept a distribution of its ratable share of the funds held by the Partnership to settle this lawsuit and all other claims (including the Madison Partnership and ISA Partnership litigation referred to below). As the holder of an approximate 5.97% limited partner interest, Grape Investors was the single largest limited partner interest holder. The distribution to Grape was approximately $538,000.

On October 27, 2000, defendants sought permission of the court to communicate an offer to settle to individual limited partners of the Partnership. Plaintiff’s counsel opposed that motion. On December 4, 2000, the court ruled that defendants could communicate an offer to settle to individual limited partners.

Thereafter, on December 12, 2000, the Partnership and the General Partner mailed to the limited partners an offer to settle this lawsuit and all other claims (including the Madison Partnership and ISA Partnership Litigation referenced below) for payment of each settling limited partner’s pro rata share of the proceeds available for distribution from liquidation of the Partnership’s properties (approximately $171 per $1,000 of original investment interest) plus a nominal payment of $1.00 from the General Partner for an assignment of all of a settling limited partner’s interest in the Partnership to the General Partner. Limited partners holding approximately 42.22% of the interests (including the Grape Investors Settlement) in the Partnership settled on these terms.

The aggregate distribution in connection with the December 12, 2000 offer, which was reflected as an accrual at December 31, 2000, was approximately $3,271,000.

On March 6, 2001, all of the defendants other than the Partnership and the general partner filed a motion to be dismissed from the case. Plaintiff filed responsive papers. The court held oral argument in July 2001, and in a Memorandum Opinion dated December 4, 2001, dismissed all of the defendants (other than the Partnership and the general partner) from the breach of contract claim.

On December 4, 2001, the Partnership and the General Partner mailed to the limited partners a second offer to settle this lawsuit and all other claims (including the Madison Partnership and ISA Partnership Litigation referenced below) for payment of each settling limited partner’s pro rata share of the

DAMSON/BIRTCHER REALTY INCOME FUND-II,
LIMITED PARTNERSHIP

Item 3. LEGAL PROCEEDINGS (Cont’d.)

Bigelow Diversified Secondary Partnership Fund 1990 litigation (Cont’d.)

proceeds available for distribution from liquidation of the Partnership’s properties (approximately $159 per $1,000 of original investment interest) plus a nominal payment of $1.00 from the General Partners for an assignment of all of a settling limited partner’s interest in the Partnership to the General Partner. As of December 31, 2001, limited partners holding approximately 5.15% of the interests in the Partnership settled on these terms and an additional 9.45% settled on February 28, 2002.

The aggregate distribution in connection with the December 4, 2001 offer, was approximately $1,222,000, of which $431,000 was paid on December 31, 2001 and $791,000 was paid on February 28, 2002. Limited partners holding a total aggregate of approximately 56.83% of the interests in the Partnership have now settled.

Madison Partnership and ISA Partnership Litigation

On April 2, 1999, Madison Partnership Liquidity Investors XVI, LLC and ISA Partnership Liquidity Investors filed a purported class and derivative action in the California Superior Court in Orange County, California against Damson Birtcher Partners, Birtcher/Liquidity Properties, Birtcher Partners, Birtcher Investors, Birtcher Investments, Birtcher Limited, Breicorp, LF Special Fund II, L.P., Liquidity Fund Asset Management, Inc., Robert M. Anderson, Brent R. Donaldson, Arthur B. Birtcher, Ronald E. Birtcher, and Richard G. Wollack, Defendants, and Damson/Birtcher Realty Income Fund-I, Damson/Birtcher Realty Income Fund-II, and Real Estate Income Partners III, Nominal Defendants. The complaint asserts claims for breach of fiduciary duty and breach of contract. The gravamen of the complaint is that the General Partners of these limited partnerships have not undertaken all reasonable efforts to expedite liquidation of the Partnerships’ properties and to maximize the returns to the Partnerships’ limited partners. The complaint seeks unspecified monetary damages, attorneys’ fees and litigation expenses, and an order for dissolution of the partnerships and appointment of an independent liquidating trustee.

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

On August 10, 2001, defendants filed a motion for summary adjudication of plaintiff’s claim for breach of fiduciary duty. The motion was heard on September 11, 2001. On December 4, 2001, the court granted defendants’ motion and dismissed plaintiff’s claim for breach of fiduciary duty.

On March 4, 2002, defendants filed a motion for summary adjudication of their sole remaining claim for breach of contract. The motion will be heard on April 2, 2002.

On March 15, 2002, plaintiffs filed a motion for leave to file a second amended complaint, based upon allegations of breach of contract, intentional interference with contractual relations and intentional interference with prospective economic advantage. Unless the case is dismissed pursuant to the motion for summary adjudication, this motion will be heard on April 9, 2002.

As noted above, limited partners holding approximately 56.83% of the interests in the Partnership have settled this (and all other) cases against the Partnership and the General Partner as of February 28, 2002.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

DAMSON/BIRTCHER REALTY INCOME FUND-II,
LIMITED PARTNERSHIP

PART II

Item 5.	MARKET FOR THE REGISTRANT’S LIMITED PARTNERSHIP INTERESTS AND RELATED SECURITY HOLDER MATTERS

There is no public market for the limited partnership interests and a market is not expected to develop as such limited partnership interests are not publicly traded or freely transferable.

As of February 28, 2002, the number of holders of the Partnership’s interests is as follows:

General Partner	1
Limited Partners	3,234

3,235

Through March 2000 (operations ceased in February 2000), the Partnership made quarterly cash distributions to its partners out of distributable cash, when available, pursuant to the Partnership’s Agreement of Limited Partnership. Distributable cash from operations was generally paid 99% to the Limited Partners and 1% to the General Partner.

The Partnership has paid the following cash distributions to its Limited Partners:

Calendar
Quarters	2002	2001	2000		1999	1998	1997

First	$791,000*	$3,267,000*	$5,751,000		$426,000	$704,000	$600,000
Second		4,000*	—		468,000	716,000	610,000
Third		—	—		600,000	652,000	562,000
Fourth		431,000*	538,000	*	14,001,000	652,000	610,000

* These distributions were made only to limited partners that settled claims against the Partnership, as described in Item 3, Legal Proceedings.

In December 1999, the Partnership made a $14,001,000 special distribution to its limited partners from a portion of the proceeds from the sales of Ladera-II shopping center, Lakeland Industrial Center, Creekridge Business Center, Kennedy Corporate Center and the Partnership’s interest in Cooper Village shopping center.

In March 2000, the Partnership made a $5,751,000 special distribution to its limited partners from a portion of the proceeds from the sales of Ladera-II shopping center, Lakeland Industrial Center, Creekridge Business Center, Kennedy Corporate Center and the Partnership’s interest in Cooper Village shopping center.

DAMSON/BIRTCHER REALTY INCOME FUND-II,
LIMITED PARTNERSHIP

Item 5.	MARKET FOR THE REGISTRANT’S LIMITED PARTNERSHIP INTERESTS AND RELATED SECURITY HOLDER MATTERS (Cont’d.)

As of December 31, 2001, the Partnership had sold all of its operating properties. Due to the costs of defending and the uncertainty involved with the ongoing litigation, it is probable that future distributions will be limited to a liquidating distribution upon Partnership wind down, should funds be available at that time.

Item 6. SELECTED FINANCIAL DATA

Period Ended
March 31,
1997
Total Revenues	$1,177,000

Net Income:
General Partner	$6,000
Limited Partners	559,000

$565,000

Total Distributions:
General Partner	$5,000

Limited Partners	$600,000

Following is a summary of financial data for the period since the Partnership adopted the liquidation basis of accounting.

					Period
					From April 1,
					1997 through
		Years Ended			December 31,
	2001	2000	1999	1998	1997

Property Operating Income, net	$—	$132,000	$2,472,000	$3,350,000	$2,304,000

Distributions to Partners	$435,000	$9,556,000	$15,511,000	$2,752,000	$1,782,000

Net Assets in Liquidation	$4,252,000	$4,780,000	$14,183,000	$27,752,000	$27,394,000

DAMSON/BIRTCHER REALTY INCOME FUND-II,
LIMITED PARTNERSHIP

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Capital Resources and Liquidity

Five of the Partnership’s six remaining properties (including its 58% interest in Cooper Village Shopping Center) were sold in 1999. The Partnership’s last remaining property was sold in February 2000.

Working capital is and will be principally provided from the working capital reserve established by the General Partner.

The Partnership made no regular distributions during the years ended December 31, 2001 and 2000. Regular distributions for the year ended December 31, 1999, represented net cash flow generated from the operation of the Partnership’s properties and interest earned on the temporary investment of working capital, net of capital reserve requirements. On December 8, 1999, the Partnership made a special distribution of $14,001,000 representing a portion of the proceeds from the sale of five of its six remaining properties. Another special distribution of $5,751,000 was made on March 1, 2000. This last special distribution arose out of discussions with the named plaintiffs and their lawyers in the purported class action lawsuits. It represents the culmination of further, private discussions with representatives of Grape Investors, the holder of the largest investor position in the Partnership.

Commencing in the fourth quarter of 2000, the Partnership has made four distributions to limited partners who settled their claims against the Partnership as described in Item 3, Legal Proceedings. In the aggregate, these distributions total $5,031,000.

DAMSON/BIRTCHER REALTY INCOME FUND-II,
LIMITED PARTNERSHIP

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Cont’d.)

Capital Resources and Liquidity (Cont’d.)

As of February 9, 2000, the Partnership had sold all of its operating properties. Two lawsuits remain pending against the Partnership and its General Partner and certain of its affiliates that seek, among other things, unspecified monetary damages. The Partnership Agreement mandates that the General Partner provide for all of the Partnership’s liabilities and obligations, including contingent liabilities, before distributing liquidation proceeds to its partners. Therefore, the amount and timing of any distribution of liquidation proceeds will be determined by the General Partner in light of these and other relevant considerations. Due to these uncertainties, it is probable that future distributions will be limited to a liquidating distribution upon Partnership wind down should funds be available at that time.

During the years ended December 31, 1999 and 2000, the Partnership sold all of its remaining properties (including its 58% interest in Cooper Village Shopping Center) in four separate transactions, as set forth below:

Cooper Village

On September 21, 1999, the Partnership sold its 58% interest in Cooper Village Shopping Center (co-owned with an affiliated partnership), in Mesa, Arizona to Old Vine Corporation (“Old Vine”), a local shopping center operator that is not affiliated in any way with the Partnership, its General Partner or any of its principals or affiliates. The sale price for the Partnership’s 58% interest was $3,581,500.

The buyer was represented by a third-party broker in the transaction. The Partnership’s allocation of the broker commission paid was $46,000 from the sale proceeds. The General Partner was not paid any property disposition fee in connection with the sale. Old Vine has hired an affiliate of Birtcher to perform certain onsite property management services (not accounting or asset management), pursuant to a contract that is cancelable at any time upon 30 days notice.

The proceeds from the sale of Cooper Village Shopping Center were distributed to the Partnership and its affiliated partnership during the fourth quarter of 1999.

Ladera-II

On September 22, 1999, the Partnership sold Ladera-II Shopping Center, in Albuquerque, New Mexico to CA New Mexico, LLC, a wholly-owned subsidiary of CenterAmerica Trust (“CenterAmerica”), a Houston-based real estate investment trust that is not affiliated in any way with the Partnership, its General Partner or any of its principals or affiliates. The sale price was $1,176,000.

CenterAmerica and the Partnership were each represented by third-party brokers in the transaction. The brokers were paid an aggregate $49,657 from the sale proceeds. The General Partner was not paid a disposition fee in connection with the transaction. CenterAmerica did not hire the General Partner or any affiliate to perform asset management or property management services for this property.

The Rubin Pachulsky Dew Transaction

On September 23, 1999, the Partnership sold Creekridge Business Center, in Bloomington, Minnesota, Kennedy Corporate Center, in Palatine, Illinois and Lakeland Business Center, in Milwaukee, Wisconsin to Rubin Pachulsky Dew Properties, LLC (“Rubin Pachulsky Dew”) for $8,300,000, $2,600,000, and $5,200,000, respectively, or an aggregate purchase price of $16,100,000. Rubin Pachulsky Dew is a third-party real estate investment entity that is not affiliated in any way with the Partnership, its General Partner or any of its principals or affiliates.

The purchase price for the Creekridge Business Center was effectively reduced by approximately $905,000 in a tenant improvement allowance. As previously reported, the Partnership had entered into a lease for the 42,203 square foot space at Creekridge

DAMSON/BIRTCHER REALTY INCOME FUND-II,
LIMITED PARTNERSHIP

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Cont’d.)

Capital Resources and Liquidity (Cont’d.)

The Rubin Pachulsky Dew Transaction (Cont’d.)

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

Rubin Pachulsky Dew hired an affiliate of Birtcher as property manager for the properties for a fee that is approximately the same as the fee the Partnership previously paid to the General Partner for property management. In addition, Rubin Pachulsky Dew has hired an affiliate of Birtcher to provide certain asset management services for the properties, and will pay an incentive fee approximately equal to 10% of the profits, if any, after Rubin Pachulsky Dew has received a 15% return on its investment. The incentive fee, if earned, is not payable until the last property is sold or four years from date of purchase, whichever comes first.

Iomega Business Center

On February 9, 2000, the Partnership sold Iomega Business Center to ANA Development, L.C. (“ANA”), for a purchase price of $8,085,000. ANA is a local real estate developer that is not affiliated in any way with the Partnership or the General Partner, or any of the General Partner’s principals or affiliates. ANA did not hire the General Partner or any affiliate to perform asset management or property management services for this property after close of the sale. The Partnership was represented by a third-party broker, and ANA was represented by an ANA-affiliated broker in this transaction. Collectively, these brokers were to be paid a commission not to exceed $242,550.

ANA delivered approximately $400,000 cash to escrow (portions of which were used in connection with closing costs and rent prorations), plus two promissory notes in the face amount of $6,468,000 (the “First Note”) and $1,217,000 (the “Second Note”), respectively. The First Note bore 9% interest, with monthly payments based upon a 20-year amortization schedule. It was due on June 15, 2000 and was secured by a first deed of trust and assignment of rents and leases on Iomega. The Second Note bore 12% interest, with monthly payments of interest only. In addition, any “net cash flow” generated by Iomega was to be paid to the Partnership and applied against principal and interest payable under the Second Note. The Second Note was due on June 15, 2000 and was secured by a second deed of trust and assignment of rents and leases on Iomega, plus first deeds of trust encumbering two other parcels of real estate located in Salt Lake City, Utah and Davis County, Utah, plus a pledge of the ANA-affiliated broker’s commission.

Shortly before closing, Iomega Corporation, which had leased the entire property since the Partnership originally purchased it, disclosed that it would not renew its lease on one of the buildings. To close the sale, the Partnership agreed to lease back the building from ANA for a term ending May 31, 2001. Iomega Corporation has not yet vacated the premises and has, in fact, signed two sub-leases (at different rental rates) covering the building it had announced it would vacate. The leases terminate May 31, 2003. So long as the Second Note was outstanding in full, the Partnership had no rental obligation under the leaseback; if the Second Note was partly paid off, the Partnership’s rental obligation would commence proportionately. Upon repayment in full of the Second Note, the Partnership was to place in escrow the total estimated rental payments for the balance of the leaseback period. Thereafter, the Partnership would continue to receive all rental payments paid by Iomega Corporation or any other subtenant. ANA failed to pay off the First Note and Second Note on their original maturity date, June 15, 2000. The Partnership extended the payment date to September 26, 2000 (or October 26, 2000 if ANA had obtained a binding loan commitment from an institutional lender) in exchange for personal guarantees of the indebtedness by the three principals of ANA.

On September 26, 2000, ANA failed to make the payment or obtain a binding loan

DAMSON/BIRTCHER REALTY INCOME FUND-II,
LIMITED PARTNERSHIP

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Cont’d.)

Capital Resources and Liquidity (Cont’d.)

Iomega Business Center (Cont’d.)

commitment from an institutional lender. After discussions with ANA, the Partnership agreed to extend the payment period to November 3, 2000 with notification to ANA that the Partnership would foreclose if ANA failed to make the payment at that time. On November 7, 2000, ANA received a binding loan commitment from an institutional lender, subject to a real estate appraisal and other contingencies, in the amount of $6,060,000. On December 22, 2000, the purchaser of Iomega refinanced its purchase of the property, resulting in a cash payment to the Partnership of approximately $5,882,000 plus a new note for the balance of the purchase price in the amount of $1,578,000 million, originally due to mature on March 31, 2001 (the “New Note”). On December 29, 2000, the Partnership sold the New Note to a third party for approximately $1,078,000, realizing a discount of approximately $500,000 from face value, and incurred $76,000 in commissions to a third-party broker and other closing costs, resulting in net proceeds from the sale of the New Note of $1,002,000. As part of the final negotiations with ANA, the Partnership’s rental obligation (estimated at $70,000 as of September 30, 2000) was forgiven. The difference between the discount realized on the sale of the New Note and estimated rental obligation has been reflected in the loss on sale of real estate. An outside consultant was also paid a $50,000 performance/completion bonus to facilitate the sale and negotiations referred to above.

The Partnership realized a loss on the sale of $246,000, when compared to its carrying value, after deducting for closing costs, prorations, and the discount taken on the sale of the New Note and netting against those amounts, a commission of $121,000 that was previously payable to an affiliate of the buyer upon payment in full of the Second Note, that was eliminated due to ANA’s failure to pay off the Second Note on its original maturity date of June 15, 2000 and the forfeited rental obligation. See Note 5 to the Financial Statements for further discussion.

Property Appraisals and Net Asset Value

In accordance with the terms of the Partnership Agreement, each year the Partnership secures an independent appraisal of each of the Partnership’s properties as of January 1. In lieu of obtaining appraisals as of January 1, 1999, the General Partner calculated an estimated selling price net of estimated selling costs by taking an average of the offer prices, net of estimated selling costs, from its various sale proposals. The General Partner utilized those averages to estimate fair value. The General Partner estimated the fair value of the Partnership’s remaining properties at January 1, 1999 to be $29,428,000, net of estimated selling costs and disposition fees.

As of January 1, 2000, the Partnership only had one property remaining (Iomega) in its portfolio. It was subsequently sold on February 9, 2000. Given the contingencies involved in the sale and the fact that the carrying value roughly approximated the actual selling price less actual selling costs, the General Partner determined that a carrying value of $7,689,000 should be utilized as an estimate of fair value as of December 31, 1999. There were no properties to value as of January 1, 2002 or 2001.

Results of Operations

Year Ended December 31, 2001

Because the Partnership has been liquidating its assets, a year-to-year comparison of the results of operations is not practical. As the Partnership’s assets (properties) were sold, the results of operations have been generated from a smaller asset base, and are therefore not comparable. The Partnership completed the sale of five of its six remaining properties in three separate transactions during 1999 and sold its last property in February 2000. The Partnership’s operating results have been reflected on the Statements of Changes of Net Assets in Liquidation.

For the year ended December 31, 2001, the Partnership did not generate any net operating income due to the fact that it had sold all of its properties by February 9, 2000.

DAMSON/BIRTCHER REALTY INCOME FUND-II,
LIMITED PARTNERSHIP

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Cont’d.)

Results of Operations (Cont’d.)

Year Ended December 31, 2001 (Cont’d.)

Interest income resulted from the temporary investment of Partnership working capital. For the year ended December 31, 2001, interest income was $246,000 as compared to $929,000 for the year ended December 31, 2000. The decrease in interest income was primarily the result of: 1) the payoff of the outstanding Notes Receivable balances; 2) the decrease in cash and cash equivalent balances that resulted from the distribution of cash to the limited partners in conjunction with the offer to settle; and 3) from the reduced rates-of-return experienced on Certificates of Deposit.

Miscellaneous income for the year ended December 31, 2001, resulted from the recent settlement of a tax appeal for the 1990 tax year at Kennedy Corporate Center. Kennedy Corporate Center was sold by the Partnership in September 1999.

Accrued expenses for liquidation as of December 31, 2001, includes estimates of costs to be incurred in carrying out the dissolution and liquidation of the Partnership through September 30, 2002. These costs include estimates of legal fees, accounting fees, tax preparation and filing fees and other professional services. Given the uncertainty involved with the ongoing litigation, the General Partner has continuously re-evaluated the estimated costs to wind up and dissolve the Partnership. During the year ended December 31, 2001, the provision for liquidation expenses was increased by an aggregate of $356,000 to reflect those revised estimates and the pending trial date in May 2002 (see Item 3, Legal Proceedings, for further discussion).

The actual costs could vary significantly from the related provisions due to the uncertainty related to the length of time required to complete the liquidation and dissolution and the complexities which may arise from litigation. The accrued expenses for liquidation do not take into consideration the possible outcome of the ongoing litigation (aside from estimated attorney fees through September 30, 2002). Such costs are unknown and are not estimable at this time.

Liquidation expenses incurred for the year ended December 31, 2001 include charges of $13,000 from the General Partner and its affiliates for services rendered in connection with administering the affairs of the Partnership. Also included in liquidation expenses incurred for the year ended December 31, 2001 are direct charges of $281,000, relating to audit fees, tax preparation fees, legal and professional fees, costs incurred in providing information to the Limited Partners and other miscellaneous costs.

Year Ended December 31, 2000

Because the Partnership has been liquidating its assets, a year-to-year comparison of the results of operations is not practical. As the Partnership’s assets (properties) were sold, the results of operations have been generated from a smaller asset base, and are therefore not comparable. The Partnership completed the sale of five of its six remaining properties in three separate transactions during 1999 and sold its last property in February 2000. The Partnership’s operating results have been reflected on the Statements of Changes of Net Assets in Liquidation.

For the year ended December 31, 2000, the Partnership generated net operating income of $132,000 from the operation of its last property. The decrease in net operating income for the year ended December 31, 2000 when compared to 1999 was primarily attributable to the sale of five of its six remaining properties during September 1999 and the sale of Iomega Business Center on February 9, 2000.

Interest income resulted from the temporary investment of Partnership working capital and from the interest income earned on Notes Receivable. For the year ended December 31, 2000, interest income was $929,000. The increase in interest income was reflective of the reduced temporary investment of cash and cash equivalent balances that were generated from the sale of the properties and from the interest income earned on Notes Receivable.

The loss on sale of real estate for the year ended December 31, 2000, relates to the sale of Iomega Business Center on February 9, 2000. The Partnership originally sold the property for $8,085,000 consisting of a cash payment of $400,000 and two notes of

DAMSON/BIRTCHER REALTY INCOME FUND-II,
LIMITED PARTNERSHIP

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Cont’d.)

Results of Operations (Cont’d.)

Year Ended December 31, 2000 (Cont’d.)

$6,468,000 and $1,217,000, respectively. On December 22, 2000, the purchaser of Iomega refinanced its purchase of the property, resulting in a cash payment to the Partnership of approximately $5,882,000 plus a new note for the balance of the purchase price in the amount of $1,578,000 million, originally due to mature on March 31, 2001 (the “New Note”). On December 29, 2000, the Partnership sold the New Note to a third party for approximately $1,078,000, realizing a discount of approximately $500,000 from face value, and incurred $76,000 in commissions to a third party broker and other closing costs, resulting in net proceeds from the sale of the New Note of $1,002,000. As part of the final negotiations with ANA, the Partnership’s rental obligation (estimated at $70,000 as of September 30, 2000) was forgiven. The difference between the discount realized on the sale of the New Note and estimated rental obligation has been reflected in the loss on sale of real estate.

The Partnership realized a loss on the sale of $246,000, when compared to its carrying value, after deducting for closing costs, prorations, and the discount taken on the sale of the New Note and netting against those amounts, a commission of $121,000 that was previously payable to an affiliate of the buyer upon payment in full of the Second Note, that was eliminated due to ANA’s failure to pay off the Second Note on its original maturity date of June 15, 2000 and the forfeited rental obligation. See Note 5 to the Financial Statements for further discussion.

Accrued expenses for liquidation as of December 31, 2000, include estimates of costs to be incurred in carrying out the dissolution and liquidation of the Partnership through December 31, 2001. These costs include estimates of legal fees, accounting fees, tax preparation and filing fees, other professional services and the General Partner’s liability insurance. During the year ended December 31, 2000, the General Partner continuously re-evaluated the estimated costs to wind up and dissolve the Partnership given the uncertainty involved with the ongoing litigation. The provision for liquidation expenses was accordingly adjusted by an aggregate of $662,000 to reflect the revised estimates.

The actual costs could vary significantly from the related provisions due to the uncertainty related to the length of time required to complete the liquidation and dissolution and the complexities which may arise. The accrued expenses for liquidation do not take into consideration the possible outcome of the ongoing litigation after December 31, 2001. Such costs were unknown and were not estimable as of December 31, 2000.

Liquidation expenses incurred for the year ended December 31, 2000 include charges of $19,000 from the General Partner and its affiliates for services rendered in connection with administering the affairs of the Partnership. Also included in liquidation expenses incurred for the year ended December 31, 2000 are direct charges of $481,000 relating to legal fees, audit fees, tax preparation fees, professional fees, costs incurred in providing information to the Limited Partners and other miscellaneous costs.

Year Ended December 31, 1999

Because the Partnership is in the process of liquidating its remaining assets, a comparison of the results of operations is not practical. As the Partnership’s assets (properties) are sold, the results of operations will be generated from a smaller asset base, and are therefore not comparable. The Partnership completed the sale of five of its six remaining properties (including a 58% interest in Cooper Village shopping center) in three separate transactions during September 1999. The Partnership’s operating results have been reflected on the Statements of Changes of Net Assets in Liquidation.

For the year ended December 31, 1999, the Partnership generated $2,472,000 of net operating income from operation of its properties as compared to $3,350,000 in 1998. The decrease was primarily attributable to the sales of Kennedy Corporate Center, Lakeland Industrial Park, Ladera-II shopping center and Creekridge business center in September 1999.

DAMSON/BIRTCHER REALTY INCOME FUND-II,
LIMITED PARTNERSHIP

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Cont’d.)

Results of Operations (Cont’d.)

Year Ended December 31, 1999 (Cont’d.)

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

The decrease in equity in earnings of Cooper Village Partners for the year ended December 31, 1999, as compared to 1998, was primarily attributable to the sale of Cooper Village Shopping Center that occurred on September 21, 1999 for a sales price of $6,175,000. The Partnership’s portion of the gain on the sale of the property was $263,000.

General and administrative expenses for the year ended December 31,1999 include charges of $265,000 from the General Partner and its affiliates for services rendered in connection with administrating the affairs of the Partnership and operating the Partnership’s properties. Also included in general and administrative expenses for the year ended December 31, 1999, are direct charges of $332,000 relating to audit fees, tax preparation fees, legal and professional fees, costs incurred in providing information to the Limited Partners and other miscellaneous costs.

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

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of December 31, 2001, the Partnership had cash equivalents of $3,088,000 invested in interest-bearing certificates of deposit. These investments are subject to interest rate risk due to changes in interest rates upon maturity. Declines in interest rates over time would reduce Partnership interest income.

DAMSON/BIRTCHER REALTY INCOME FUND-II,
LIMITED PARTNERSHIP

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO FINANCIAL STATEMENTS

Page

Independent Auditors’ Report	F-2
Financial Statements:
Statements of Net Assets in Liquidation as of December 31, 2001 and 2000	F-3
Statements of Changes of Net Assets in Liquidation for the Years Ended December 31, 2001 and 2000 and 1999	F-4
Notes to Financial Statements	F-5

Information required by schedules called for under Regulation S-X is either not applicable or is included in the financial statements.
COOPER VILLAGE PARTNERS (A General Partnership)

INDEX TO FINANCIAL STATEMENTS

Independent Auditors’ Report	F-15
Financial Statements:
Statement of Changes of Net Assets in Liquidation for the Year Ended December 31, 1999	F-16
Notes to Financial Statements	F-17

Information required by schedules called for under Regulation S-X is either not applicable or is included in the financial statements.

DAMSON/BIRTCHER REALTY INCOME FUND-II,
LIMITED PARTNERSHIP

INDEPENDENT AUDITORS’ REPORT

To Birtcher/Liquidity Properties, as General Partner of
Damson/Birtcher Realty Income Fund-II, Limited Partnership:

We have audited the financial statements of Damson/Birtcher Realty Income Fund-II, Limited Partnership as listed in the accompanying index. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the net assets in liquidation as of December 31, 2001 and 2000 of Damson/Birtcher Realty Income Fund-II, and the changes of net assets in liquidation for each of the years in the three-year period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America applied on the basis of accounting discussed in note 2.

KPMG LLP

Orange County, California
February 28, 2002

DAMSON/BIRTCHER REALTY INCOME FUND-II,
LIMITED PARTNERSHIP

STATEMENTS OF NET ASSETS IN LIQUIDATION

	December 31,	December 31,
	2001	2000

ASSETS (Liquidation Basis):
Cash and cash equivalents	$4,874,000	$8,717,000
Cash in escrow	—	1,000
Accounts receivable	2,000	27,000

Total Assets	4,876,000	8,745,000

LIABILITIES (Liquidation Basis):
Distributions payable	—	3,267,000
Accounts payable and accrued liabilities	90,000	226,000
Accrued expenses for liquidation	534,000	472,000

Total Liabilities	624,000	3,965,000

Net Assets in Liquidation	$4,252,000	$4,780,000

The accompanying notes are an integral part of these Financial Statements.

DAMSON/BIRTCHER REALTY INCOME FUND-II,
LIMITED PARTNERSHIP

STATEMENTS OF CHANGES OF NET ASSETS IN LIQUIDATION

	For the Years Ended December 31,

	2001	2000	1999

Net assets in liquidation at beginning of year	$4,780,000	$14,183,000	$27,752,000

Increase (decrease) during year:
Operating activities:
Property operating income, net	—	132,000	2,472,000
Interest income	246,000	929,000	239,000
General and administrative expenses	—	—	(597,000)
Leasing commissions	—	—	(197,000)
Equity in earnings of Cooper Village Partners excluding $263,000 gain from sale of Partnership’s interest in Cooper Village Shopping Center			282,000
Miscellaneous income	17,000	—	—

	263,000	1,061,000	2,199,000

Liquidating activities:
Loss from sale of real estate (net)	—	(246,000)	(339,000)
Gain from sale of Partnership’s interest in Cooper Village Shopping Center	—	—	263,000
Distributions to partners	(435,000)	(9,556,000)	(15,511,000)
Provision for liquidation expenses	(356,000)	(662,000)	(181,000)

	(791,000)	(10,464,000)	(15,768,000)

Net decrease in assets in liquidation	(528,000)	(9,403,000)	(13,569,000)

Net assets in liquidation at end of year	$4,252,000	$4,780,000	$14,183,000

The accompanying notes are an integral part of these financial statements.

DAMSON/BIRTCHER REALTY INCOME FUND-II,
LIMITED PARTNERSHIP

NOTES TO FINANCIAL STATEMENTS

(1)	Organization and Operations

Damson/Birtcher Realty Income Fund-II, Limited Partnership (the “Partnership”) is a limited partnership formed on September 13, 1985, under the laws of the State of Delaware for the purpose of acquiring and operating income-producing retail, commercial and industrial properties. The General Partner of the Partnership is Birtcher/Liquidity Properties, a general partnership consisting of LF Special Fund-I, L.P. (“LF-I”), a California limited partnership and Birtcher Investors, a California limited partnership. Birtcher Investors, or its affiliates, provides day-to-day administration, supervision and management of the Partnership and its assets.

The Partnership’s original investment objectives contemplated that it would hold its properties for a period of at least five years, with decisions about the actual timing of property sales or other dispositions to be left to the General Partner’s discretion based on the anticipated remaining economic benefits of continued ownership and other factors.

On February 18, 1997, the Partnership mailed a Consent Solicitation to the Limited Partners which sought their consent to dissolve the Partnership and sell and liquidate all of its remaining properties as soon as practicable, consistent with obtaining reasonable value for the Partnership’s properties. A majority in interest of the Limited Partners consented by March 13, 1997. As a result, the Partnership adopted the liquidation basis of accounting as of March 31, 1997. The difference between the adoption of the liquidation basis of accounting as of March 13, 1997 and March 31, 1997 was not material.

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

As of December 31, 1995 the General Partner decided to treat its properties as held for sale, instead of for investment, for financial statement purposes. Since adoption of the 1993 amendment, the General Partner has considered several preliminary indications of interest from third parties to acquire some or all of the Partnership’s properties. Apart from the sale of Atrium Place in 1996, these transactions never materialized, primarily because the General Partner rejected as too low the valuations of the Partnership’s remaining properties as proposed by the potential purchasers. The Partnership’s properties were held for sale throughout 1997, 1998 and five of its six remaining properties (including its 58% interest in Cooper Village Partners) were sold in 1999. The Partnership’s last remaining property, Iomega Business Park, was sold on February 9, 2000. (See Note 5)

In accordance with the terms of the Partnership Agreement, each year the Partnership secures an independent appraisal of each of the Partnership’s properties as of January 1. The General Partner estimated net realizable value by using an average of recent offers to acquire the properties, net of estimated selling costs, in lieu of obtaining appraisals as of January 1, 2000 at December 31, 1999. Fair value can only be determined based upon sales to third parties, and sales proceeds could differ substantially from internal estimates of fair value or appraised values. The Partnership completed the sale of five of its six remaining properties in three separate transactions during 1999 and sold its last property in February 2000.

On October 19, 2000, Grape Investors, LLC (“Grape”), the holder of approximately 5.97% of the limited partnership interests of the Partnership, settled its portion of the purported class action lawsuits entitled “Bigelow/Diversified Secondary Partnerships Fund 1990 Litigation” and Madison Partnership and ISA Partnership Litigation” (the “Grape Settlement”). See Note 6.

(2)	Summary of Significant Accounting Policies

Liquidation Basis

The Partnership adopted the liquidation basis of accounting as of March 31,

DAMSON/BIRTCHER REALTY INCOME FUND-II,
LIMITED PARTNERSHIP

NOTES TO FINANCIAL STATEMENTS (Cont’d.)

(2)	Summary of Significant Accounting Policies (Cont’d.)

Liquidation Basis (Cont’d.)

1997. The liquidation basis of accounting is appropriate when liquidation appears imminent, the Partnership can no longer be classified as a going concern and the net realizable values of the Partnership’s assets are reasonably determinable. Under this method of accounting, assets and liabilities are stated at their estimated net realizable values and costs of liquidating the Partnership are provided to the extent reasonably determinable.

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

Rental income from Iomega Corporation totaled $0 in 2001, $154,000 in 2000 and $1,317,000 in 1999, or approximately 0%, 100% and 30%, respectively, of the Partnership’s total rental income.

Cash and Cash Equivalents

The Partnership invests its excess cash balances in short-term investments (cash equivalents). These investments are stated at cost, which approximates market, and consists of money market, certificates of deposit and other non-equity-type cash investments. Cash equivalents at December 31, 2001 and 2000, totaled $4,827,000 and $7,600,000, respectively. Cash equivalents are defined as temporary non-equity investments with original maturities of three months or less, which can be readily converted into cash and are not subject to changes in market value, however are subject to interest rate risk.

Revenue Recognition

Rental income has been recognized according to the lease terms.

Income Taxes

Income taxes are not levied at the Partnership level, but rather on the individual partners; therefore, no provision or liability for Federal and State income taxes has been reflected in the accompanying financial statements.

On the following page are the Partnership’s assets and liabilities as determined in accordance with generally accepted accounting principles (“GAAP”) (liquidation basis of accounting) and for federal income tax reporting purposes at December 31:

DAMSON/BIRTCHER REALTY INCOME FUND-II,
LIMITED PARTNERSHIP

NOTES TO FINANCIAL STATEMENTS (Cont’d.)

(2)	Summary of Significant Accounting Policies (Cont’d.)

Income Taxes (Cont’d.)

	2001		2000

	GAAP Basis	Tax Basis	GAAP Basis	Tax Basis
	(Liquidation)	(Unaudited)	(Liquidation)	(Unaudited)

Total Assets	$4,876,000	$11,991,000	$8,745,000	$15,880,000
Total Liabilities	$624,000	$90,000	$3,965,000	$3,493,000

Following are the differences between Financial Statement and tax return income:

	2001	2000	1999

Change in net assets in liquidation from operating activities including adjustments to carrying values of real estate	$263,000	$1,061,000	$2,199,000
Depreciation differences on investments in real estate	—	(40,000)	(1,450,000)
Gain (loss) on sale of property in excess of book value	—	3,554,000	(1,222,000)
Note discount	—	(500,000)	—
Other	(315,000)	(533,000)	198,000

Taxable income per Federal tax return (unaudited)	$(52,000)	$3,542,000	$(275,000)

Earnings and Distributions Per Unit

The Partnership Agreement does not designate investment interests in units. All investment interests are calculated on a “percent of Partnership” basis, in part to accommodate reduced rates on sales commissions for subscriptions in excess of certain specified amounts.

A Limited Partner who was charged a reduced sales commission or no sales commission was credited with proportionately larger Invested Capital and therefore had a disproportionately greater interest in the capital and revenues of the Partnership than a Limited Partner who paid commissions at a higher rate. As a result, the Partnership has no set unit value as all accounting, investor reporting and tax information is based upon each investor’s relative percentage of Invested Capital. Accordingly, earnings or loss per unit is not presented in the accompanying financial statements.

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

NOTES TO FINANCIAL STATEMENTS (Cont’d.)

(3)	Investment in Cooper Village Partners

During 1987 and 1988, Cooper Village Partners (“CV Partners”), a California general partnership consisting of the Partnership and Real Estate Income Partners III, Limited Partnership (“Fund III”), an affiliated limited partnership, acquired Cooper Village Shopping Center. In connection therewith, the Partnership and Fund III contributed capital contributions of $5,937,000 (58%) and $4,300,000 (42%), respectively, and shared in the profits, losses and distributions of CV Partners in proportion to their respective ownership interests. Cooper Village Shopping Center was sold on September 21, 1999 (see Note 5) and CV Partners’ assets were distributed to the Partnership and Fund III as of December 31, 1999.

Condensed summary financial information for CV Partners is presented below.

Condensed Statement of Changes of Net Assets in Liquidation:

Year Ended
December 31,
1999

Net Assets in Liquidation at beginning of period	$5,885,000
Increase (decrease) during Period:
Operating Activities	510,000
Liquidating Activities	(6,395,000)

Net decrease in Assets in Liquidation	(5,885,000)

Net Assets in Liquidation at end of period	$—

Cooper Village Partners was liquidated as of December 31, 1999.

(4)	Transactions with Affiliates

The Partnership has no employees and, accordingly, the General Partner and its affiliates perform services on behalf of the Partnership in connection with administering the affairs of the Partnership. The General Partner and affiliates are reimbursed for their general and administrative costs actually incurred and associated with services performed on behalf of the Partnership. For the years ended December 31, 2001, 2000 and 1999 the Partnership was charged with approximately $13,000, $19,000 and $103,000, respectively, of such expenses.

An affiliate of the General Partner provides property management services with respect to the Partnership’s properties and receives a fee for such services not to exceed 6% of the gross receipts from the properties under management, provided that leasing services are performed, otherwise not to exceed 3%. Such fees amounted to approximately $0 in 2001, $7,000 in 2000 and $138,000 in 1999. The General Partner was also paid a leasing fee for services rendered in connection with leasing space in a Partnership property after the expiration or termination of any lease of such space including renewal options. Such fees amounted to $0, $2,000 and $65,000 for the years ended December 31, 2001, 2000, and 1999, respectively. As reimbursement of costs for on-site property management personnel and other related costs, an affiliate of the General Partner received $0 in 2001, $8,000 in 2000 and $90,000 in 1999. In addition to the aforementioned, the General Partner was also paid $0, $0 and $47,000 related to the Partnership’s portion (58%) of property management fees, leasing fees, reimbursement of on-site property management personnel and other reimbursable expenses for CV Partners for the year ended December 31, 2001, 2000 and 1999, respectively.

The amended Partnership Agreement provides for the Partnership’s payment to the General Partner of an annual asset management fee equal to .25% (35% in 2000 and 45% in 1999) of the aggregate appraised value of the Partnership’s properties as determined by independent appraisal undertaken in January of each year. Such fees for the year ended December 31, 2001, 2000 and 1999, amounted to $0, $4,000 and $97,000, respectively. In addition to the aforementioned, the General Partner was also paid $0, $0 and $11,000, related to the Partnership’s portion (58%) of asset management fees for Cooper Village Partners for the years ended December 31, 2001, 2000 and 1999, respectively.

DAMSON/BIRTCHER REALTY INCOME FUND-II,
LIMITED PARTNERSHIP

NOTES TO FINANCIAL STATEMENTS (Cont’d.)

(5)	Loss from Sale of Real Estate

During the year ended December 31, 1999, the Partnership sold five of its six properties (including its 58% interest in Cooper Village Shopping Center) in three separate transactions and sold its last property, Iomega Business Center, in February 2000, as set forth below:

Cooper Village

On September 21, 1999, the Partnership sold its 58% interest in Cooper Village Shopping Center (co-owned with an affiliated partnership), in Mesa, Arizona to Old Vine Corporation (“Old Vine”), a local shopping center operator that is not affiliated in any way with the Partnership, its General Partner or any of its principals or affiliates. The sale price for the Partnership’s 58% interest was $3,581,500.

The buyer was represented by a third-party broker in the transaction. The Partnership’s allocation of the broker commission paid was $46,000 from the sale proceeds. The General Partner was not paid any property disposition fee in connection with the sale. Old Vine has hired an affiliate of Birtcher to perform certain onsite property management services (not accounting or asset management), pursuant to a contract that is cancelable at any time upon 30 days notice.

The sale of Cooper Village shopping center resulted in a gain of $263,000 (representing the Partnership’s 58% interest), which is reflected on the Statement of Changes of Net Assets in Liquidation. The Partnership’s portion of the final distribution from CV Partners was $3,747,000.

Ladera-II

On September 22, 1999, the Partnership sold Ladera-II Shopping Center, in Albuquerque, New Mexico to CA New Mexico, LLC, a wholly-owned subsidiary of CenterAmerica Trust (“CenterAmerica”), a Houston-based real estate investment trust that is not affiliated in any way with the Partnership, its General Partner or any of its principals or affiliates. The sale price was $1,176,000.

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

The Rubin Pachulsky Dew Transaction

On September 23, 1999, the Partnership sold Creekridge Business Center, in Bloomington, Minnesota, Kennedy Corporate Center, in Palatine, Illinois and Lakeland Business Center, in Milwaukee, Wisconsin to Rubin Pachulsky Dew Properties, LLC (“Rubin Pachulsky Dew”) for $8,300,000, $2,600,000, and $5,200,000, respectively, or an aggregate purchase price of $16,100,000. Rubin Pachulsky Dew is a third-party real estate investment entity that is not affiliated in any way with the Partnership, its General Partner or any of its principals or affiliates.

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

DAMSON/BIRTCHER REALTY INCOME FUND-II,
LIMITED PARTNERSHIP

NOTES TO FINANCIAL STATEMENTS (Cont’d.)

(5)	Loss from Sale of Real Estate (Cont’d.)

The Rubin Pachulsky Dew Transaction Cont’d.)

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

Iomega Business Center

On February 9, 2000, the Partnership sold Iomega Business Center to ANA Development, L.C. (“ANA”), for a purchase price of $8,085,000. ANA is a local real estate developer that is not affiliated in any way with the Partnership or the General Partner, or any of the General Partner’s principals or affiliates. ANA did not hire the General Partner or any affiliate to perform asset management or property management services for this property after close of the sale. The Partnership was represented by a third-party broker, and ANA was represented by an ANA-affiliated broker in this transaction. Collectively, these brokers were to be paid a commission not to exceed $242,550.

ANA delivered approximately $400,000 cash to escrow (portions of which were used in connection with closing costs and rent prorations), plus two promissory notes in the face amount of $6,468,000 (the “First Note”) and $1,217,000 (the “Second Note”), respectively. The First Note bore 9% interest, with monthly payments based upon a 20-year amortization schedule. It was due on June 15, 2000 and was secured by a first deed of trust and assignment of rents and leases on Iomega. The Second Note bore 12% interest, with monthly payments of interest only. In addition, any “net cash flow” generated by Iomega was to be paid to the Partnership and applied against principal and interest payable under the Second Note. The Second Note was due on June 15, 2000 and was secured by a second deed of trust and assignment of rents and leases on Iomega, plus first deeds of trust encumbering two other parcels of real estate located in Salt Lake City, Utah and Davis County, Utah, plus a pledge of the ANA-affiliated broker’s commission.

Shortly before closing, Iomega Corporation, which had leased the entire property since the Partnership originally purchased it, disclosed that it would not renew its lease on one of the buildings. To close the sale, the Partnership agreed to lease back the building from ANA for a term ending May 31, 2001. Iomega Corporation had not yet vacated the premises and had, in fact, signed two sub-leases (at different rental rates) covering the building it had announced it would vacate. The leases terminate May 31, 2003. So long as the Second Note was outstanding in full, the Partnership had no rental obligation under the leaseback; if the Second Note was partly paid off, the Partnership’s rental obligation would commence proportionately. Upon repayment in full of the Second Note, the Partnership was to place in escrow the total estimated rental payments for

DAMSON/BIRTCHER REALTY INCOME FUND-II,
LIMITED PARTNERSHIP

NOTES TO FINANCIAL STATEMENTS (Cont’d.)

(5)	Loss from Sale of Real Estate (Cont’d.)

Iomega Business Center (Cont’d.)

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

On September 26, 2000, ANA failed to make the payment or obtain a binding loan commitment from an institutional lender. After discussions with ANA, the Partnership agreed to extend the payment period to November 3, 2000 with notification to ANA that the Partnership would foreclose if ANA failed to make the payment at that time. On November 7, 2000, ANA received a binding loan commitment from an institutional lender, subject to a real estate appraisal and other contingencies, in the amount of $6,060,000. On December 22, 2000, the purchaser of Iomega refinanced its purchase of the property, resulting in a cash payment to the Partnership of approximately $5,882,000 plus a new note for the balance of the purchase price in the amount of $1,578,000 million, originally due to mature on March 31, 2001 (the “New Note”). On December 29, 2000, the Partnership sold the New Note to a third party for approximately $1,078,000, realizing a discount of approximately $500,000 from face value, and incurred $76,000 in commissions to a third-party broker and other closing costs, resulting in net proceeds from the sale of the New Note of $1,002,000. As part of the final negotiations with ANA, the Partnership’s rental obligation (estimated at $70,000 as of September 30, 2000) was forgiven. The difference between the discount realized on the sale of the New Note and estimated rental obligation has been reflected in the loss on sale of real estate. An outside consultant was also paid a $50,000 performance/completion bonus to facilitate the sale and negotiations referred to above.

The Partnership realized a loss on the sale of $246,000, when compared to its carrying value, after deducting for closing costs, prorations, and the discount taken on the sale of the New Note and netting against those amounts, a commission of $121,000 that was previously payable to an affiliate of the buyer upon payment in full of the Second Note, that was eliminated due to ANA’s failure to pay off the Second Note on its original maturity date of June 15, 2000 and the forfeited rental obligation.

(6)	Commitments and Contingencies

Litigation

So far as is known to the General Partner, neither the Partnership nor its properties are subject to any material pending legal proceedings, except for the following:

Bigelow Diversified Secondary Partnership Fund 1990 litigation

On March 25, 1997, a Limited Partner named Bigelow/Diversified Secondary Partnership Fund 1990 L.P. filed a purported class action lawsuit in the Court of Common Pleas of Philadelphia County against Damson/Birtcher Partners, Birtcher Investors, Birtcher/Liquidity Properties, Birtcher Investments, L.F. Special Fund II, L.P., L.F. Special Fund I, L.P., Arthur Birtcher, Ronald Birtcher, Robert Anderson, Richard G. Wollack and Brent R. Donaldson alleging breach of fiduciary duty and breach of contract and seeking to enjoin the Partnership consent solicitation dated February 18, 1997 relating to the proposal to liquidate the Partnership’s properties and dissolve the Partnership. On April 18, 1997, the court denied the plaintiff’s motion for a preliminary injunction. On June 10, 1997, the court dismissed the plaintiff’s complaint on the basis of lack of personal jurisdiction and forum non conveniens.

DAMSON/BIRTCHER REALTY INCOME FUND-II,
LIMITED PARTNERSHIP

NOTES TO FINANCIAL STATEMENTS (Cont’d.)

(6)	Commitments and Contingencies (Cont’d.)

Litigation (Cont’d.)

Bigelow Diversified Secondary Partnership Fund 1990 litigation (Cont’d.)

In September 1998, Bigelow/Diversified Secondary Partnership 1990 filed suit in the Delaware Chancery Court against Damson/Birtcher Partners, Birtcher Investors, Birtcher/Liquidity Properties, Birtcher Investments, BREICORP, LF Special Fund I, LP, LF Special Fund II. LP, Arthur Birtcher, Ronald Birtcher, Robert Anderson, Richard G. Wollack and Brent R. Donaldson alleging a purported class action on behalf of the limited partners of Damson/Birtcher Realty Income Fund-I, Damson/Birtcher Realty Income Fund-II and Real Estate Income Partners III alleging breach of fiduciary duty and incorporating the allegations set forth in the previously dismissed March 25, 1997 complaint filed in the Court of Chancery of Philadelphia County.

In March 2000, defendants informed the Court and plaintiff that they would bring a Motion for Summary Judgment against the named plaintiff based upon the allegations set forth in plaintiff’s complaint. On April 4, 2000, plaintiff filed its First Amended Class Action and Derivative Complaint against Damson/Birtcher Partners, Birtcher Investors, Birtcher/Liquidity Properties, Birtcher Partners, Birtcher Properties, Birtcher Ltd., Birtcher Investments, BREICORP, L.F. Special Fund II, L.P., L.F. Special Fund I, L.P., Liquidity Fund Asset Management, Inc., Arthur Birtcher, Ronald Birtcher, Robert Anderson, Richard G. Wollack and Brent R. Donaldson, the Partnership, Damson/Birtcher Realty Income Fund-I and Real Estate Income Partners III, alleging breach of fiduciary duty, breach of contract, and a derivative claim for breach of fiduciary duty. Defendants have answered the First Amended Complaint.

In October 2000, the Partnership and the General Partner entered into a settlement agreement with Grape Investors, LLC, one of the Partnership’s limited partners, pursuant to which Grape Investors agreed to accept a distribution of its ratable share of the funds held by the Partnership to settle this lawsuit and all other claims (including the Madison Partnership and ISA Partnership litigation referred to below). As the holder of an approximate 5.97% limited partner interest, Grape Investors was the single largest limited partner interest holder.

On October 27, 2000, defendants sought permission of the court to communicate an offer to settle to individual limited partners of the Partnership. Plaintiff’s counsel opposed that motion. On December 4, 2000, the court ruled that defendants could communicate an offer to settle to individual limited partners.

Thereafter, on December 12, 2000, the Partnership and the General Partner mailed to the limited partners an offer to settle this lawsuit and all other claims (including the Madison Partnership and ISA Partnership Litigation referenced below) for payment of each settling limited partner’s pro rata share of the proceeds available for distribution from liquidation of the Partnership’s properties (approximately $171 per $1,000 of original investment interest) plus a nominal payment of $1.00 from the General Partners for an assignment of all of a settling limited partner’s interest in the Partnership to the General Partner. Limited partners holding approximately 42.22% of the interests (including the Grape Investors Settlement) in the Partnership settled on these terms.

The aggregate distribution in connection with the December 12, 2000 offer, which was reflected as an accrual at December 31, 2000, was approximately $3,271,000.

On March 6, 2001, all of the defendants other than the Partnership and the general partner filed a motion to be dismissed from the case. Plaintiff filed responsive papers. The court held oral argument in July 2001, and in Memorandum of Opinion dated December 4, 2001, dismissed all of the

DAMSON/BIRTCHER REALTY INCOME FUND-II,
LIMITED PARTNERSHIP

NOTES TO FINANCIAL STATEMENTS (Cont’d.)

(6)	Commitments and Contingencies (Cont’d.)

Litigation (Cont’d.)

Bigelow Diversified Secondary Partnership Fund 1990 litigation (Cont’d.)

defendants (other than the Partnership and the general partner) from the breach of contract claim.

On December 4, 2001, the Partnership and the General Partner mailed to the limited partners a second offer to settle this lawsuit and all other claims (including the Madison Partnership and ISA Partnership Litigation referenced below) for payment of each settling limited partner’s pro rata share of the proceeds available for distribution from liquidation of the Partnership’s properties (approximately $159 per $1,000 of original investment interest) plus a nominal payment of $1.00 from the General Partners for an assignment of all of a settling limited partner’s interest in the Partnership to the General Partner. As of December 31, 2001, limited partners holding approximately 5.15% of the interests in the Partnership settled on these terms and an additional 9.45% settled on February 28, 2002.

The aggregate distribution in connection with the December 4, 2001 offer, was approximately $1,222,000, of which $431,000 was paid on December 31, 2001 and $791,000 was paid on February 28, 2002. Limited partners holding a total aggregate of 56.83% of the interests in the Partnership have now settled.

Madison Partnership and ISA Partnership Litigation

On April 2, 1999, Madison Partnership Liquidity Investors XVI, LLC and ISA Partnership Liquidity Investors filed a purported class and derivative action in the California Superior Court in Orange County, California against Damson Birtcher Partners, Birtcher/Liquidity Properties, Birtcher Partners, Birtcher Investors, Birtcher Investments, Birtcher Limited, Breicorp, LF Special Fund II, L.P., Liquidity Fund Asset Management, Inc., Robert M. Anderson, Brent R. Donaldson, Arthur B. Birtcher, Ronald E. Birtcher, and Richard G. Wollack, Defendants, and Damson/Birtcher Realty Income Fund-I, Damson/Birtcher Realty Income Fund-II, and Real Estate Income Partners III, Nominal Defendants. The complaint asserts claims for breach of fiduciary duty and breach of contract. The gravamen of the complaint is that the General Partners of these limited partnerships have not undertaken all reasonable efforts to expedite liquidation of the Partnerships’ properties and to maximize the returns to the Partnerships’ limited partners. The complaint seeks unspecified monetary damages, attorneys’ fees and litigation expenses, and an order for dissolution of the partnerships and appointment of an independent liquidating trustee.

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

On August 10, 2001, defendants filed a motion for summary adjudication of plaintiff’s claim for breach of fiduciary duty. The motion was heard on September 11, 2001. On December 4, 2001, the court granted defendants’ motion and dismissed plaintiff’s claim for breach of fiduciary duty.

On March 4, 2002, defendants filed a motion for summary adjudication of their sole remaining claim for breach of contract. The motion will be heard on April 2, 2002.

On March 15, 2002, plaintiffs filed a motion for leave to file a second amended complaint, based upon allegations of breach of contract,

DAMSON/BIRTCHER REALTY INCOME FUND-II,
LIMITED PARTNERSHIP

NOTES TO FINANCIAL STATEMENTS (Cont’d.)

(6)	Commitments and Contingencies (Cont’d.)

Litigation (Cont’d.)

Madison Partnership and ISA Partnership Litigation (Cont’d.)

intentional interference with contractual relations and intentional interference with prospective economic advantage. Unless the case is dismissed pursuant to the motion for summary adjudication, this motion will be heard on April 9, 2002.

As noted above, limited partners holding approximately 56.83% of the interests in the Partnership have settled this (and all other) cases against the Partnership and the General Partner as of February 28, 2002.

(7)	Accrued Expenses for Liquidation

Accrued expenses for liquidation as of December 31, 2001, include estimates of costs to be incurred in carrying out the dissolution and liquidation of the Partnership through September 30, 2002. These costs include estimates of legal fees, accounting fees, tax preparation and filing fees, other professional services and the General Partner’s liability insurance. During the year ended December 31, 2001, the General Partner continuously re-evaluated the estimated costs to wind up and dissolve the Partnership given the uncertainty involved with the ongoing litigation. The provision for liquidation expenses was accordingly adjusted by an aggregate of $356,000 to reflect the revised estimates.

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

(8)	Quarterly Results of Operations (Unaudited)

	For the Quarters ended

	12/31/2001	9/30/2001	6/30/2001	3/31/2001

Increase in net assets from operating activities, net	$44,000	$67,000	$60,000	$92,000
Decrease in net assets from liquidating activities, net	(469,000)	(47,000)	(275,000)	—

Net increase (decrease) in assets in liquidation	$(425,000)	$20,000	$(215,000)	$92,000

		For the Quarters ended

	12/31/2000	9/30/2000	6/30/2000	3/31/2000

Increase in net assets from operating activities, net	$241,000	$170,000	$305,000	$345,000
Increase (decrease) in net assets from liquidating activities, net	(4,793,000)	(43,000)	256,000	(5,884,000)

Net increase (decrease) in assets in liquidation	$(4,552,000)	$127,000	$561,000	$(5,539,000)

(9)	Subsequent Event

On February 28, 2002, the Partnership made a distribution of $791,000, in connection with the December 4, 2001 offer, to the limited partners who settled after December 28, 2001. As of February 28, 2002 and since December 28, 2001, limited partners holding an additional 9.45% of the interests in the Partnership settled on these terms (approximately $159 per $1,000 of original investment interest, plus a nominal payment of $1.00 from the General Partner), in exchange for assignment of all of the settling limited partner’s interest in the Partnership to the General Partner. As of February 28, 2002, limited partners holding a total aggregate of 56.83% have settled all of their claims against the General Partner and its affiliates.

COOPER VILLAGE PARTNERS
(a General Partnership)

INDEPENDENT AUDITORS’ REPORT

To Damson/Birtcher Realty Income Fund-II, Limited Partnership and
Real Estate Income Partners III, Limited Partnership as
General Partners of Cooper Village Partners:

We have audited the financial statement of Cooper Village Partners, a general partnership, as listed in the accompanying index. This financial statement is the responsibility of the Partnership’s management. Our responsibility is to express an opinion on this financial statement based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statement referred to above presents fairly, in all material respects, the changes of net assets in liquidation of Cooper Village Partners for the year ended December 31, 1999, in conformity with generally accepted accounting principles applied on the basis of accounting as discussed in note 2.

KPMG LLP

Orange County, California
March 24, 2000

COOPER VILLAGE PARTNERS
(a General Partnership)

STATEMENT OF CHANGES OF NET ASSETS IN LIQUIDATION

1999

Net assets in liquidation at beginning of year	$5,885,000

Increase (decrease) during year
Operating activities:
Property operating income, net	491,000
Interest income	66,000
General and administrative expenses	(41,000)
Leasing commissions	(6,000)

510,000

Liquidating activities:
Gain from sale of real estate	453,000
Decrease in liquidation accrual	9,000
Distributions to partners	(6,857,000)

(6,395,000)

Net decrease in assets in liquidation	(5,885,000)

Net assets in liquidation at end of year	$—

The accompanying notes are an integral part of these financial statements.

COOPER VILLAGE PARTNERS
(a General Partnership)

NOTES TO FINANCIAL STATEMENTS

(1)	Organization

Cooper Village Partners, (the “Partnership”) was formed on December 18, 1987 under the laws of the State of California. The General Partners of the Partnership are Damson Birtcher Realty Income Fund II, Limited Partnership (“Fund II”) and Real Estate Income Partners III, Limited Partnership (“Fund III”). During 1987 and 1988, The Partnership acquired Cooper Village Shopping Center in Mesa, Arizona. In connection with this acquisition, Fund II and Fund III contributed capital of $5,937,000 (58%) and $4,300,000 (42%), respectively. Fund II and Fund III share in the profits, losses and distributions of the Partnership in proportion to their respective ownership interests. The Partnership maintained its accounting records and prepared its financial statements in accordance with generally accepted accounting principles.

On February 18, 1997, the General Partners mailed a Consent Solicitation to the Limited Partners of Funds II and III which sought their consent to dissolve those Partnerships and sell and liquidate all of their remaining properties (including the Partnership’s property) as soon as practicable, consistent with obtaining reasonable value for the Partnership’s property. A majority in interest of the Limited Partners of Funds II and III consented by March 13, 1997. As a result, the General Partners, as well as the Partnership, adopted the liquidation basis of accounting as of March 31, 1997. The difference between the adoption of the liquidation basis of accounting as of March 13, 1997 and March 31, 1997 was not material.

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

As of December 31, 1995, the General Partners decided to treat their properties, as well as the Partnership’s property, as held for sale, instead of for investment, for financial statement purposes. Since 1993, the General Partners have considered several preliminary indications of interest from third parties to acquire the Partnership’s property. The Partnership’s sole property was held for sale throughout 1997 and 1998 and was sold on September 21, 1999. See Note 4 for a description of the transaction.

(2)	Summary of Significant Accounting Policies

Liquidation Basis

The Partnership adopted the liquidation basis of accounting as of March 31, 1997. The liquidation basis of accounting is appropriate when liquidation appears imminent, the Partnership can no longer be classified as a going concern and the net realizable values of the Partnership’s assets are reasonably determinable. Under this method of accounting, assets and liabilities are stated at their estimated net realizable values and costs of liquidating the Partnership are provided to the extent reasonably determinable.

Cooper Village Shopping Center was sold on September 21, 1999 (see Note 4) and the Partnership’s assets were distributed to Fund II and Fund III upon dissolution of the Partnership prior to December 31, 1999.

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

COOPER VILLAGE PARTNERS
(a General Partnership)

NOTES TO FINANCIAL STATEMENTS (Cont’d.)

(2)	Summary of Significant Accounting Policies (Cont’d.)

Income Taxes (Cont’d.)

Following are the differences between Financial Statement and tax return income:

1999

Change in net assets in liquidation from operating activities including adjustment to carrying value of real estate	$510,000
Depreciation differences on investments in real estate	(212,000)
Loss on sale of property in excess of book value	(1,339,000)
Other	6,000

Taxable income per Federal tax return (unaudited)	$(1,035,000)

(3)	Transactions with Affiliates

The Partnership had no employees and, accordingly, Birtcher Properties, an affiliate of the General Partner of Fund II and Fund III and its affiliates performed services on behalf of the Partnership in connection with administering the affairs of the Partnership. Birtcher Properties and affiliates were reimbursed for their general and administrative costs actually incurred and associated with services performed on behalf of the Partnership. For the year ended December 31, 1999, the Partnership was charged with approximately $1,000 of such expenses.

An affiliate of the General Partner of Fund II and Fund III provided property management services with respect to the Partnership’s property and received a fee for such services not to exceed 6% of the gross receipts from the property under management provided that leasing services were performed, otherwise not to exceed 3%. Such fees amounted to approximately $43,000 in 1999. In addition, as reimbursement of costs for on-site property management personnel and other related costs, an affiliate of the General Partner received $34,000 in 1999 as a reimbursement of costs for on-site property management personnel and other reimbursable costs.

The amended Partnership Agreements for Fund II and Fund III provided for payments to Birtcher Properties or its affiliates of an annual asset management fee equal to .45% of the aggregate appraised value of Cooper Village as determined by independent appraisal undertaken in January of each year. Such fees for the year ended December 31, 1999 amounted to $18,000.

In addition, the amended Partnership Agreements for Fund II and Fund III provided for payment to the General Partner or its affiliates of a leasing fee for services rendered in connection with leasing space in the Partnership property after the expiration or termination of any lease of such space including renewal options. Fees for leasing services for the year ended December 31, 1999 amounted to $2,000.

(4)	Gain from Sale of Real Estate

On September 21, 1999, the Partnership sold Cooper Village Shopping Center, in Mesa, Arizona to Old Vine Corporation (“Old Vine”), a local shopping center operator that is not affiliated in any way with the Partnership, its General Partner or any of its principals or affiliates. The sale price was $6,175,000.

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

None.

PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The Partnership and the General Partner have no directors or executive officers. The General Partner of the Partnership is Birtcher/Liquidity Properties, a California general partnership of which Birtcher Investors, a California limited partnership, and LF Special Fund I, L.P., a California limited partnership, are the general partners. Under the terms of the Partnership Agreement, Birtcher Investors is responsible for the day-to-day management of the Partnership’s assets.

The general partner of LF Special Fund I, L.P., is Liquidity Fund Asset Management, Inc., a California corporation affiliated with Liquidity Financial Group, L.P. The principals and officers of Liquidity Fund Asset Management, Inc. are as follows:

•	Richard G. Wollack, Chairman of the Board

•	Brent R. Donaldson, President

•	Deborah M. Richard, Chief Financial Officer

The general partner of Birtcher Investors is Birtcher Investments, a California general partnership. Birtcher Investments’ general partner is Birtcher Limited, a California limited partnership and its general partner is BREICORP, a California corporation. The principals and relevant officers of BREICORP are as follows:

•	Ronald E. Birtcher, Co-Chairman of the Board

•	Arthur B. Birtcher, Co-Chairman of the Board

•	Robert M. Anderson, Executive Director

Item 11. EXECUTIVE COMPENSATION

The following table sets forth the fees, compensation and other expense reimbursements paid to the General Partner and its affiliates in all capacities for each year in the three-year period ended December 31, 2001.

	Year Ended December 31,

	2001	2000	1999

General Partner’s 1% share of distributable cash	$—	$—	$15,000
Asset management fees	—	4,000	97,000
Disposition fees	—	—	208,000
Property management fees	—	7,000	138,000
Property management expense reimbursements	—	8,000	90,000
Other expense reimbursements	13,000	19,000	103,000
Leasing fees	—	2,000	65,000

TOTAL	$13,000	$40,000	$716,000

DAMSON/BIRTCHER REALTY INCOME FUND-II,
LIMITED PARTNERSHIP

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

As of December 31, 2001, Birtcher/Liquidity Properties, a California general partnership, was the beneficial owner of certain limited partnership interests, as follows:

Title of	Name and address of	Amount and nature of	Percent
Class	beneficial owner	beneficial ownership (1)	of Class

Limited Partnership Interests (2)	Birtcher/Liquidity Properties 27611 La Paz Road Laguna Niguel, CA	$24,914,000	47.37%

(1)	Based upon original invested capital.

(2)	Residual interest in any derivative action.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

For information concerning transactions to which the Registrant was or is to be a party in which the General Partner or its affiliates had or are to have a direct or indirect interest, see Notes 1, 3, and 4 to the Financial Statements in Item 8, which information is incorporated herein by reference.

PART IV

Item 14. EXHIBITS AND REPORTS ON FORM 8-K

a)	1. and 2. Financial Statements:

See accompanying Index to Financial Statements, which information is incorporated herein by reference.

3.	Exhibits:

Articles of Incorporation and Bylaws

(a)	Agreement of Limited Partnership incorporated by reference to Exhibit No. 3.1 to the Partnership’s registration statement on Form S-11 (Commission File No. 2-99421), dated August 5, 1985, as filed under the Securities Act of 1933.

10.	Material Contracts

(a)	Form of Property Management Agreement between Birtcher Properties and the Registrant incorporated by reference to Exhibit No. 10.1 of the Partnership’s registration statement on Form S-11 (Commission File No. 2-99421), as filed September 24, 1985, under the Securities Act of 1933. (SUPERSEDED)

(b)	Letter of Intent regarding Purchase and Sale of Real Property (Cooper Village, Phase I) dated September 3, 1987, by and between Arizona Building and Development, the Wolfswinkel Group and Birtcher Realty Corporation incorporated by reference to Exhibit 19(a) of the Partnership’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1987.

(c)	Agreement of Purchase and Sale of Real Property (Cooper Village, Phase I) dated November 13, 1987, by and between Broadway Village Partners and Birtcher Acquisition Corporation incorporated by reference to Form 8-K, as filed December 30, 1987.

(d)	Agreement of General Partnership, dated December 15, 1987, by and between Damson/Birtcher Realty Income Fund-II, Limited Partnership and Real Estate Income Partners III, Limited Partnership incorporated by reference to Form 8-K, as filed December 30, 1987.

DAMSON/BIRTCHER REALTY INCOME FUND-II,
LIMITED PARTNERSHIP

Item 14. EXHIBITS AND REPORTS ON FORM 8-K (Cont’d.)

10.	Material Contracts (Cont’d.)

(e)	Property Management Agreement dated October 24, 1991, between Glenborough Management Corporation and the Registrant for Atrium Place, Creekridge Center, Iomega/Northpointe Business Center, Kennedy Corporate Center I, Ladera II Shopping Center and Lakeland Industrial Park. Incorporated by reference to Exhibit 1 of the Partnership’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1991. (SUPERSEDED)

(f)	Property Management Agreement dated October 24, 1991, between Glenborough Management Corporation and Cooper Village Partners for Cooper Village Shopping Center. Incorporated by reference to Exhibit 2 of the Partnership’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1991. (SUPERSEDED)

(g)	Agreement for Partnership Administrative Services dated October 24, 1991, between Glenborough Management Corporation and the Registrant for the services described therein. Incorporated by reference to Exhibit 3 of the Partnership’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1991. (SUPERSEDED)

(h)	Property Management Agreement, dated October 29, 1993, between Birtcher Properties and the Registrant for Atrium Place, Creekridge Center, Iomega Business Center, Kennedy Corporate Center-I, Ladera-II Shopping Center, and Lakeland Industrial Park. Incorporated by reference to Exhibit 1 of the Partnership’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1991. (SUPERSEDED)

(i)	Property Management Agreement, dated October 29, 1993, between Birtcher Properties and Cooper Village Partners for Cooper Village Shopping Center. Incorporated by reference to Exhibit 2 of the Partnership Quarterly Report on Form 10-Q for the quarter ended September 30, 1993.

b)	Reports on Form 8-K:

None filed during the year ended December 31, 2001.

DAMSON/BIRTCHER REALTY INCOME FUND-II,
LIMITED PARTNERSHIP

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the Undersigned, thereunto duly authorized.

DAMSON/BIRTCHER REALTY INCOME FUND-II, LIMITED PARTNERSHIP

By: BIRTCHER/LIQUIDITY PROPERTIES (General Partner)	By:	BIRTCHER INVESTORS, a California limited partnership

By:	BIRTCHER INVESTMENTS, a California general partnership, General Partner of Birtcher Partners

By:	BIRTCHER LIMITED, a California limited partnership, General Partner of Birtcher Investments

By:	BREICORP, a California corporation, formerly known as Birtcher Real Estate Inc., General Partner of Birtcher Limited

Date: March 29, 2002	By:	/s/ Robert M. Anderson Robert M. Anderson Executive Director BREICORP

By:	LF Special Fund I, L.P., a California limited partnership

By:	Liquidity Fund Asset Management, Inc., a California corporation, General Partner of LF Special Fund I, L.P.

Date: March 29, 2002	By:	/s/ Brent R. Donaldson Brent R. Donaldson
President
Liquidity Fund Asset Management, Inc.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Birtcher/Liquidity Properties (General Partner of the Registrant) and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ Arthur B. Birtcher Arthur B. Birtcher	Co-Chairman of the Board - BREICORP	March 29, 2002

/s/ Ronald E. Birtcher Ronald E. Birtcher	Co-Chairman of the Board - BREICORP	March 29, 2002

/s/ Richard G. Wollack Richard G. Wollack	Chairman of Liquidity Fund Asset Management, Inc.	March 29, 2002