Form 10-Q
period 2002-03-31
DAMSON BIRTCHER REALTY INCOME FUND II LTD PARTNERSHIP
filed 2002-05-15
CIK 773915

FORM 10-Q
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
Quarterly Report Under Section 13 or 15(d)
of the Securities Exchange Act of 1934

For Quarter Ended March 31, 2002     Commission file number   0-14633

DAMSON/BIRTCHER REALTY INCOME FUND-II, LIMITED PARTNERSHIP
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	13-3294820 (I.R.S. Employer Identification No.)

27611 La Paz Road, P.O. Box 30009, Laguna Niguel, California 92607-0009 (Address of principal executive offices) (Zip Code)

(949) 643-7700
(Registrant’s telephone number, including area code)

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
QUARTERLY REPORT ON FORM 10-Q
FOR THE THREE MONTHS ENDED MARCH 31, 2002

INDEX

Page
PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Statements of Net Assets in Liquidation — March 31, 2002 (Unaudited) and December 31, 2001 (Audited)	3
Statements of Changes of Net Assets in Liquidation — Three Months ended March 31, 2002 and 2001 (Unaudited)	4
Notes to Financial Statements (Unaudited)	5
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	10
Item 3. Quantitative and Qualitative Disclosures About Market Risk	11
PART II. OTHER INFORMATION
Item 1. Legal Proceedings	12
Item 6. Exhibits and Reports on Form 8-K	15

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

DAMSON/BIRTCHER REALTY INCOME FUND-II, LIMITED PARTNERSHIP
STATEMENTS OF NET ASSETS IN LIQUIDATION

	March 31,	December 31,
	2002	2001

ASSETS (Liquidation Basis)	(unaudited)

Cash and cash equivalents	$4,034,000	$4,874,000
Receivables, net	3,000	2,000

Total Assets	4,037,000	4,876,000

LIABILITIES (Liquidation Basis):
Accounts payable and accrued liabilities	111,000	90,000
Accrued expenses for liquidation	229,000	534,000

Total Liabilities	340,000	624,000

Net Assets in Liquidation	$3,697,000	$4,252,000

The accompanying notes are an integral part of these financial statements.

DAMSON/BIRTCHER REALTY INCOME FUND-II, LIMITED PARTNERSHIP
STATEMENTS OF CHANGES OF NET ASSETS IN LIQUIDATION
(Unaudited)

	Three Months Ended
	March 31,

	2002	2001

Net assets in liquidation at beginning of period	$4,252,000	$4,780,000

Increase during period:
Operating activities:
Operating activities-interest income	21,000	92,000

	21,000	92,000

Liquidating activities:
Distributions to partners	(791,000)	—
Decrease in provision for liquidation expenses	215,000	—

	(576,000)	—

Net increase (decrease) in assets in liquidation	(555,000)	92,000

Net assets in liquidation at end of period	$3,697,000	$4,872,000

The accompanying notes are an integral part of these financial statements.

DAMSON/BIRTCHER REALTY INCOME FUND-II, LIMITED PARTNERSHIP

NOTES TO FINANCIAL STATEMENTS — UNAUDITED

(1) Accounting Policies

The financial statements of Damson/Birtcher Realty Income Fund-II, Limited Partnership (the “Partnership”) included herein have been prepared by the General Partner, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. These financial statements include all adjustments which are of a normal recurring nature and, in the opinion of the General Partner, are necessary for a fair presentation. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted, pursuant to the rules and regulations of the Securities and Exchange Commission. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Partnership’s annual report on Form 10-K for the year ended December 31, 2001.

      The Partnership uses the liquidation basis of accounting.

      Sale of the Properties

The Partnership sold five of its six remaining properties (including its 58% interest in Cooper Village Shopping Center) during the year ended December 31, 1999 and on February 9, 2000, sold its last remaining property.

(2) Transactions with Affiliates

The Partnership has no employees and, accordingly, the General Partner and its affiliates perform services on behalf of the Partnership in connection with administering the affairs of the Partnership. The General Partner and affiliates are reimbursed for their general and administrative costs actually incurred and associated with services performed on behalf of the Partnership. For the three months ended March 31, 2002 and 2001 the Partnership incurred approximately $3,000 and $5,000, respectively, of such expenses.

(3) Commitments and Contingencies

     Litigation

On May 6, 2002, Damson/Birtcher Realty Income Fund-I, Damson/Birtcher Realty Income Fund-II, and Real Estate Income Partners III (the “Partnerships”), their general partners and all other remaining defendants entered into a settlement agreement with the named plaintiffs in the Bigelow/Diversified Secondary Partnership Fund 1990 litigation and the Madison Partnership and ISA Partnership litigation. (Each of these matters is described more fully below.) Pursuant to the settlement agreement, the general partners and their insurer will contribute $2,500,000 to the Partnerships for distribution to all current limited partners according to an allocation formula that guarantees that the settlement amount received by the limited partners, plus all remaining funds available for distribution by the Partnerships, will be at least 6% more than the amount the limited partners received pursuant to the defendants’ 2000 settlement offer. Plaintiffs’ counsel will apply to the court for an award of attorneys’ fees, costs and expenses not to exceed $1,000,000, to be paid out

DAMSON/BIRTCHER REALTY INCOME FUND-II, LIMITED PARTNERSHIP

NOTES TO FINANCIAL STATEMENTS (Cont’d.)

(3)	Commitments and Contingencies (Cont’d.)

      Litigation (Cont’d.)

of the settlement funds, with the attorneys’ fees portion of the application not to exceed $900,000. The general partners and the other remaining defendants have agreed to take no position on this application. Plaintiffs’ counsel also intend to apply to the court for incentive awards to the plaintiffs, not to exceed $30,000 in aggregate, which will be deducted from the award of attorneys’ fees. In exchange, both cases will be dismissed with prejudice and class members will release the Partnerships, their general partners and other defendants and their affiliates and insurers from any and all claims.

The settlement has been submitted to the Superior Court of the State of California for the County of Orange for preliminary approval. Assuming it gives preliminary approval, the Court then will authorize the Partnership to mail notice of the proposed settlement to all class members. If the members of the class wish to obtain the benefits of the settlement, they need do nothing in response to the notice. If any member of the class wishes to oppose the settlement, that member must make his or her objections known by filing a written statement with the Superior Court by a date certain in mid-June, which date will be specified in the notice. The settlement is subject to final approval by the Superior Court of the State of California, plus dismissal with prejudice of the Bigelow action by the Delaware Chancery Court.

The settlement agreement contemplates final approval of the settlement and a final distribution of cash to limited partners in September 2002. We anticipate that the Partnerships will shortly thereafter wind up their operations, deregister their partnership interests under the Securities Exchange Act of 1934 and complete their dissolution.

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

DAMSON/BIRTCHER REALTY INCOME FUND-II, LIMITED PARTNERSHIP

NOTES TO FINANCIAL STATEMENTS (Cont’d.)

(3)	Commitments and Contingencies (Cont’d.)

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

DAMSON/BIRTCHER REALTY INCOME FUND-II, LIMITED PARTNERSHIP

NOTES TO FINANCIAL STATEMENTS (Cont’d.)

(3)	Commitments and Contingencies (Cont’d.)

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

DAMSON/BIRTCHER REALTY INCOME FUND-II, LIMITED PARTNERSHIP

NOTES TO FINANCIAL STATEMENTS (Cont’d.)

(3)	Commitments and Contingencies (Cont’d.)

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

On March 4, 2002, defendants filed a motion for summary adjudication of their sole remaining claim for breach of contract. On April 2, 2002, the court granted this motion and dismissed the action against all defendants except the general partner, its partners and Arthur B. Birtcher.

On March 15, 2002, plaintiffs filed a motion for leave to file a second amended complaint, based upon allegations of breach of contract, intentional interference with contractual relations and intentional interference with prospective economic advantage. The court denied this motion on April 9, 2002.

As noted above, limited partners holding approximately 56.83% of the interests in the Partnership have settled this (and all other) cases against the Partnership and the General Partner as of February 28, 2002.

(4)	Accrued Expenses for Liquidation

Accrued expenses for liquidation as of March 31, 2002, includes estimates of costs to be incurred in carrying out the dissolution and liquidation of the Partnership through September 10, 2002. These costs include estimates of legal fees, accounting fees, tax preparation and filing fees and other professional services. During the three months ended March 31, 2002, the Partnership incurred $90,000 of such expenses. The General Partner re-evaluated the estimated costs to wind up and dissolve the Partnership given the pending settlement of the on-going litigation. The provision for liquidation expenses was accordingly reduced by $215,000 to reflect the projected liquidation in September 2002.

The actual costs could vary from the related provisions due to the uncertainty involved in making such projections and the fact that any delays may increase future costs.

DAMSON/BIRTCHER REALTY INCOME FUND-II, LIMITED PARTNERSHIP

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Liquidity and Capital Resources

     Sale of the Properties

The Partnership sold all of its remaining properties (including its 58% interest in Cooper Village Shopping Center) by February 9, 2000.

     Other Matters

The Partnership made no regular distributions during the year ended December 31, 2001 or during the three months ended March 31, 2002.

As of February 9, 2000, the Partnership had sold all of its operating properties. Two lawsuits remain pending against the Partnership and its General Partner and certain of its affiliates that seek, among other things, unspecified monetary damages. The Partnership Agreement mandates that the General Partner provide for all of the Partnership’s liabilities and obligations, including contingent liabilities, before distributing liquidation proceeds to its partners. Therefore, the amount and timing of any distribution of liquidation proceeds will be determined by the General Partner in light of these and other relevant considerations. See “Legal Proceedings” for further discussion.

     Results of Operations for the Three Months Ended March 31, 2002

The Partnership completed the sale of all of its remaining properties in four separate transactions by February 2000. The Partnership’s operating results have been reflected on the Statements of Changes of Net Assets in Liquidation.

For the three months ended March 31, 2002 and 2001, interest income was approximately $21,000 and $92,000, respectively.

Interest income resulted from the temporary investment of Partnership working capital. The decrease in interest income was primarily related to the decrease in cash and cash equivalent balances that resulted from the distribution of cash to the limited partners in conjunction with the offer to settle and from the reduced rates-of-return experienced on Certificates of Deposit.

Accrued expenses for liquidation as of March 31, 2002, includes estimates of costs to be incurred in carrying out the dissolution and liquidation of the Partnership through September 10, 2002. These costs include estimates of legal fees, accounting fees, tax preparation and filing fees and other professional services. The General Partner re-evaluated the estimated costs to wind up and dissolve the Partnership given the pending settlement of the on-going litigation. The provision for liquidation expenses was accordingly reduced by $215,000 to reflect the projected liquidation in September 2002.

The actual costs could vary from the related provisions due to the uncertainty involved in making such projections and the fact that any delays may increase future costs.

DAMSON/BIRTCHER REALTY INCOME FUND-II, LIMITED PARTNERSHIP

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Cont’d.)

     Results of Operations for the Three Months Ended March 31, 2002 (Cont’d.)

Liquidation expenses incurred for the three months ended March 31, 2002 include charges of $3,000 from the General Partner and its affiliates for services rendered in connection with administering the affairs of the Partnership. Also included in liquidation expenses incurred for the three months ended March 31, 2002 are direct charges of $87,000, relating to audit fees, tax preparation fees, legal and professional fees, costs incurred in providing information to the Limited Partners and other miscellaneous costs.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of March 31, 2002, the Partnership had cash equivalents of $3,103,000 invested in an interest-bearing certificate of deposit. This investment is subject to interest rate risk due to changes in interest rates upon maturity. Declines in interest rates over time would reduce Partnership interest income.

DAMSON/BIRTCHER REALTY INCOME FUND-II, LIMITED PARTNERSHIP

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On May 6, 2002, Damson/Birtcher Realty Income Fund-I, Damson/Birtcher Realty Income Fund-II, and Real Estate Income Partners III (the “Partnerships”), their general partners and all other remaining defendants entered into a settlement agreement with the named plaintiffs in the Bigelow/Diversified Secondary Partnership Fund 1990 litigation and the Madison Partnership and ISA Partnership litigation. (Each of these matters is described more fully below.) Pursuant to the settlement agreement, the general partners and their insurer will contribute $2,500,000 to the Partnerships for distribution to all current limited partners according to an allocation formula that guarantees that the settlement amount received by the limited partners, plus all remaining funds available for distribution by the Partnerships, will be at least 6% more than the amount the limited partners received pursuant to the defendants’ 2000 settlement offer. Plaintiffs’ counsel will apply to the court for an award of attorneys’ fees, costs and expenses not to exceed $1,000,000, to be paid out of the settlement funds, with the attorneys’ fees portion of the application not to exceed $900,000. The general partners and the other remaining defendants have agreed to take no position on this application. Plaintiffs’ counsel also intend to apply to the court for incentive awards to the plaintiffs, not to exceed $30,000 in aggregate, which will be deducted from the award of attorneys’ fees. In exchange, both cases will be dismissed with prejudice and class members will release the Partnerships, their general partners and other defendants and their affiliates and insurers from any and all claims.

The settlement has been submitted to the Superior Court of the State of California for the County of Orange for preliminary approval. Assuming it gives preliminary approval, the Court then will authorize the Partnership to mail notice of the proposed settlement to all class members. If the members of the class wish to obtain the benefits of the settlement, they need do nothing in response to the notice. If any member of the class wishes to oppose the settlement, that member must make his or her objections known by filing a written statement with the Superior Court by a date certain in mid-June, which date will be specified in the notice. The settlement is subject to final approval by the Superior Court of the State of California, plus dismissal with prejudice of the Bigelow action by the Delaware Chancery Court.

The settlement agreement contemplates final approval of the settlement and a final distribution of cash to limited partners in September 2002. We anticipate that the Partnerships will shortly thereafter wind up their operations, deregister their partnership interests under the Securities Exchange Act of 1934 and complete their dissolution.

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

DAMSON/BIRTCHER REALTY INCOME FUND-II, LIMITED PARTNERSHIP

ITEM 1. LEGAL PROCEEDINGS (Cont’d.)

Bigelow Diversified Secondary Partnership Fund 1990 litigation (Cont’d.)

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

DAMSON/BIRTCHER REALTY INCOME FUND-II, LIMITED PARTNERSHIP

ITEM 1. LEGAL PROCEEDINGS (Cont’d.)

     Bigelow Diversified Secondary Partnership Fund 1990 litigation (Cont’d.)

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

      Madison Partnership and ISA Partnership Litigation

On April 2, 1999, Madison Partnership Liquidity Investors XVI, LLC and ISA Partnership Liquidity Investors filed a purported class and derivative action in the California Superior Court in Orange County, California against Damson Birtcher Partners, Birtcher/Liquidity Properties, Birtcher Partners, Birtcher Investors, Birtcher Investments, Birtcher Limited, Breicorp, LF Special Fund II, L.P., Liquidity Fund Asset Management, Inc., Robert M. Anderson, Brent R. Donaldson, Arthur B. Birtcher, Ronald E. Birtcher, and Richard G. Wollack,

DAMSON/BIRTCHER REALTY INCOME FUND-II, LIMITED PARTNERSHIP

ITEM 1. LEGAL PROCEEDINGS (Cont’d.)

Madison Partnership and ISA Partnership Litigation (Cont’d.)

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

On March 4, 2002, defendants filed a motion for summary adjudication of their sole remaining claim for breach of contract. On April 2, 2002, the court granted this motion and dismissed the action against all defendants except the general partner, its partners and Arthur B. Birtcher.

On March 15, 2002, plaintiffs filed a motion for leave to file a second amended complaint, based upon allegations of breach of contract, intentional interference with contractual relations and intentional interference with prospective economic advantage. The court denied this motion on April 9, 2002.

As noted above, limited partners holding approximately 56.83% of the interests in the Partnership have settled this (and all other) cases against the Partnership and the General Partner as of February 28, 2002.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

a) Exhibits: None.

b) Reports on Form 8-K: None filed in the quarter ended March 31, 2002.

DAMSON/BIRTCHER REALTY INCOME FUND-II, LIMITED PARTNERSHIP

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DAMSON/BIRTCHER REALTY INCOME FUND-II

By:	BIRTCHER/LIQUIDITY PROPERTIES (General Partner)	By:	BIRTCHER INVESTORS, a California limited partnership

			By:	BIRTCHER INVESTMENTS, a California general partnership, General Partner of Birtcher Investors

				By:	BIRTCHER LIMITED, a California limited partnership, General Partner of Birtcher Investments

					By:	BREICORP, a California corporation, formerly known as Birtcher Real Estate Inc., General Partner of Birtcher Limited

Date:	May 14, 2002					By:	/s/ Robert M. Anderson Robert M. Anderson Executive Director BREICORP

		By:	LF Special Fund I, L.P., a California limited partnership

			By:	Liquidity Fund Asset Management, Inc., a California corporation, General Partner of LF Special Fund I, L.P.

Date:	May 14, 2002			By:	/s/ Brent R. Donaldson Brent R. Donaldson President Liquidity Fund Asset Management, Inc.